Form 10-Q
period 1996-06-30
NATIONAL PROCESSING INC
filed 1996-08-30
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _____________


                        Commission File Number 1-11905

                            NATIONAL PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

               OHIO                                 61-1303983
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)


               1231 Durrett Lane, Louisville, Kentucky 40285-0001
               (Address of principal executive offices) (Zip Code)

                                 (502) 364-2000
              (Registrant's telephone number, including area code)







         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES    NO X
                                    ---   ---

         The registrant had 50,575,000 shares of common stock, without par value ("Common Stock"), outstanding as of August 30, 1996.

                            NATIONAL PROCESSING, INC.

                                      INDEX




PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
         Item 1.     Consolidated Financial Statements (unaudited)

                     Consolidated Balance Sheets -
                     June 30, 1996 and December 31, 1995                      3

                     Consolidated Statements of Income -
                     Three Months and Six Months
                     Ended June 30, 1996 and 1995                             4

                     Consolidated Statements of Cash Flow -
                     Six Months Ended June 30, 1996 and 1995                  5

                     Notes to Consolidated Financial Statements               6

                     Independent Accountant's Review Report                   7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                            NATIONAL PROCESSING, INC

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       (Unaudited)
                                                                         June 30       December 31
                                                                          1996             1995
                                                                       ----------      -----------
ASSETS
  Current assets:
      Cash and cash equivalents                                         $ 33,976        $ 22,618
      Accounts receivable                                                 66,447          82,409
      Check inventory                                                      5,606           6,376
      Restricted deposits-client funds                                    48,404          55,773
      Other current assets                                                 6,302           1,603
                                                                        --------        --------
        Total current assets                                             160,735         168,779

  Property and Equipment:
     Furniture and equipment                                              68,862          62,456
     Building and leasehold improvements                                  10,332           9,199
     Property leased from affiliate                                        4,173           4,173
     Land and improvements                                                   616             616
                                                                        --------        --------
                                                                          83,983          76,444

     Accumulated depreciation and amortization                            48,932          44,948
                                                                        --------        --------
                                                                          35,051          31,496
  Other assets:
     Goodwill, net of accumulated amortization of $6,967 in 1996
     and $5,982 in 1995                                                   71,620          72,604
     Deferred contract costs,net                                           4,587           4,816
     Other assets                                                          3,820           3,601
                                                                        --------        --------
  Total other assets                                                      80,027          81,021
                                                                        --------        --------
  Total assets                                                          $275,813        $281,296
                                                                        ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
      Accounts payable-client funds                                     $ 48,404        $ 55,773
      Accounts payable-trade                                               4,899           9,625
      Merchant payable- check services                                     5,850           7,307
      Accrued bankcard assessments                                        15,733          17,297
      Income tax payable to NCC                                            1,813           1,045
      Other accrued liabilities                                            9,348          13,623
                                                                        --------        --------
  Total current liabilities                                               86,047         104,670

  Obligation under property leased from affiliate                          2,599           2,671
                                                                        --------        --------
  Total liabilities                                                       88,646         107,341

  Stockholder's equity:
      Preferred stock, without par value; 5,000,000 shares authorized;
         no shares outstanding                                              --              --
      Common stock, without par value; 95,000,0000 shares authorized;
         43,100,000 shares issued and outstanding                              1               1
      Contributed capital                                                 64,825          64,825
      Retained earnings                                                  122,341         109,129
                                                                        --------        --------
  Total stockholder's equity                                             187,167         173,955
                                                                        --------        --------
  Total liabilities and stockholder's equity                            $275,813        $281,296
                                                                        ========        ========


                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                    (In Thousands, except per share amounts)


                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     ------------------   -------------------
                                       1996      1995       1996       1995
                                     -------    -------   --------   --------
Revenues                              $91,757   $84,902   $175,704   $163,252
Operating expenses                     49,293    47,816     94,625     90,843
Wages and benefits                     15,531    13,471     29,735     27,089
General and administrative expenses    10,879    10,250     22,403     20,663
Depreciation and amortization           3,392     2,646      6,368      5,149
                                      -------   -------   --------   --------

OPERATING PROFIT                       12,662    10,719     22,573     19,508

Net interest income                       259       136        553        223
                                      -------   -------   --------   --------

Income before income taxes             12,921    10,855     23,126     19,731

Provision for income taxes              5,569     4,554      9,915      8,263
                                      -------   -------   --------   --------

NET INCOME                            $ 7,352   $ 6,301   $ 13,211   $ 11,468
                                      =======   =======   ========   ========

NET INCOME PER SHARE                  $  0.17   $  0.15   $   0.31   $   0.27
                                      =======   =======   ========   ========


Shares used in computation             43,100    43,100     43,100     43,100






                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                               Six Months Ended
                                                                   June 30
                                                             --------------------
                                                               1996        1995
                                                             --------    --------
OPERATING ACTIVITIES
   Net income                                                $ 13,211    $ 11,468
   Items not requiring cash currently:
     Depreciation and amortization                              6,368       5,149
     Provision for uncollectible checks                        12,626      15,604
   Change in current assets and liabilities:
     Accounts receivable                                       15,962      11,167
     Check inventory                                          (11,856)    (14,364)
     Accounts payable-trade                                    (4,726)       (201)
     Merchant payable-check services                           (1,457)     (2,385)
     Bankcard assessments                                      (1,564)        513
     Income taxes payable and receivable                          768       1,759
     Other current assets/liabilities                          (8,974)      1,470
   Other                                                          (43)      1,522
                                                             --------    --------
     Net cash provided by operations                           20,315      31,702
                                                             --------    --------

INVESTING ACTIVITIES
   Capital expenditures                                        (8,885)     (3,334)
                                                             --------    --------
     Net cash (used) for investing activities                  (8,885)     (3,334)
                                                             --------    --------
FINANCING ACTIVITIES
   Principal payments under property leased from affiliate        (72)        (72)
   Due to affiliates                                             --       (14,391)
                                                             --------    --------
     Net cash provided(used) for financing activities             (72)    (14,463)
                                                             --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      11,358      13,905

Cash and cash equivalents, beginning of period                 22,618      16,779
                                                             --------    --------
Cash and cash equivalents, end of period                     $ 33,976    $ 30,684
                                                             ========    ========

SUPPLEMENTAL DISCLOSURES
   Taxes paid                                                $  8,318    $  7,788
   Net interest received                                          553         223







                 See notes to consolidated financial statements

                           NATIONAL PROCESSING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, although the balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, the accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 for a fuller discussion of relevant financial policies and information.

   In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and include all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

   This quarterly report is the Company's first Form 10-Q filing subsequent to the initial public offering of the Company's Common Stock pursuant to a Form S-1 Registration Statement (file no. 333-05507) which became effective August 8, 1996. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Registration Statement as filed with the SEC.

2. INITIAL PUBLIC OFFERING

   In August 1996, the Company sold 7,475,000 shares of its Common Stock in an initial public offering at a price of $16.50 per share. The net proceeds from the offering of approximately $115 million will be used to fund future acquisitions, to fund strategic technology investments and for general corporate purposes.

3. CONTINGENT LIABILITES

   In the ordinary course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

[ERNST & YOUNG LLP LOGO]                              [ERNST & YOUNG LETTERHEAD]







                    Independent Accountants' Review Report


Board of Directors
National Processing, Inc.

We have reviewed the accompanying consolidated balance sheet of National Processing, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of National Processing, Inc. as of December 31, 1995, and the related consolidated statements of income, shareholder's equity, and cash flows for the year then ended (not presented herein) and in our report dated June 6, 1996, we expressed an unqualified opinion on those consolidated financial statements.

                                      /s/ Ernst & Young LLP
                                      ---------------------
                                      Ernst & Young LLP

Cleveland, Ohio
August 30, 1996

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is a leading provider of low-cost, high-volume transaction processing services and customized processing solutions. The Company deploys technology and applications software primarily to merchants and other commercial businesses, corporations and providers of travel-related services.

The Company's six month revenues of $175.7 million in 1996 grew 7.6% from the same period in 1995. During the same period, the Company's net income grew 15.2% to $13.2 million.

The Company's internal revenue growth was augmented by the recent strategic acquisition of the remittance processing assets of First Data Resources, Inc. in December 1995 (the "FDR remittance acquisition"). The Company plans to continue to supplement growth by entering into relationships with independent sales organizations ("ISOs") and by acquiring processing companies, processor portfolios, ISOs, transaction processors serving corporations seeking to outsource administrative and financial functions, and software development operations.

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results as a percentage of revenues for the period indicated:



                                                   Three Months                Six Months
                                                       Ended                      Ended
                                                      June 30                    June 30
                                                 ----------------           ---------------
                                                 1996        1995           1996       1995
                                                 ----        ----           ----       ----
           Revenues.......................      100.0%       100.0%        100.0%     100.0%
           Operating Expenses.............       53.7         56.3          53.9       55.6
           Wages & Benefits...............       16.9         15.9          16.9       16.6
           G&A Expense....................       11.9         12.1          12.8       12.7
           Depreciation & Amortization....        3.7          3.1           3.6        3.2
                                                 ----         ----          ----       ----


           Income from Operations.........       13.8         12.6          12.8       12.0
           Net Interest Income ...........         .3           .2            .3         .1
                                                 ----         ----          ----       ----


           Income Before Taxes............       14.1         12.8          13.1       12.1
           Provision for Income Taxes.....        6.1          5.4           5.6        5.1
                                                 ----         ----          ----       ----

           Net Income.....................        8.0%         7.4%          7.5%       7.0%
                                                 ====         ====          ====       ====

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1995

REVENUES. Consolidated revenues increased $6.9 million, or 8.1% to $91.8 million for the three months ended June 30, 1996 from $84.9 million for the comparable 1995 period. The increase was primarily due to (i) increases in revenues from the Company's Merchant Card Services business, which rose 9.1% over the prior year second quarter as a result of increased transaction volume, and (ii) growth in the remittance processing business which showed a 62% revenue gain in the quarter compared with the same 1995 period.

The composition of the Company's revenues from its businesses for these periods is as follows:

                                                                     For the Three Months
                                                                        Ended June 30
                                                                     --------------------
                                                                         1996     1995
                                                                         ----     ----
                          Merchant Services............................. 58.6%    60.8%
                          Corporate Services............................ 26.1     22.7
                          Travel Services............................... 15.3     16.5

COSTS AND EXPENSES. Consolidated costs and expenses increased $4.9 million, or 6.6%, to $79.1 million for the three months ended June 30, 1996 from $74.2 million during the comparable 1995 period. The expense increases during the three months ended June 30, 1996 were comprised of several major items, including a $2.6 million, or 19.4%, rise in merchant processing assessment fees resulting from increased volume and an increase in fees charged by VISA(R), and a $2.9 million, or 71.9%, rise in wages and benefits for hourly employees in the remittance processing business as a result of the FDR remittance acquisition and staffing additions required to support a new contract.

Uncollectible check expense declined $1.4 million, or 15.4%, to $7.7 million for the three months ended June 30, 1996 from $9.1 million during the comparable 1995 period. The smaller uncollectible check expense reflected a 7.0% improvement in the collection rate on returned checks compared to the prior year period.

Depreciation and amortization for the three months ended June 30, 1996 was $3.4 million compared to $2.6 million for the same 1995 period, reflecting depreciation related to the Company's Merchant Card Services business and remittance processing systems projects and increased amortization of intangibles attributable to the FDR remittance acquisition.

TAX PROVISION AND NET INCOME. Income taxes for the three months ended June 30, 1996 were $5.6 million compared to $4.6 million for the comparable period in 1995. Net income for the three months ended June 30, 1996 increased 16.7% to $7.4 million from $6.3 million for the three months ended June 30, 1995. The increase resulted from revenue growth and improved margins due to the factors described above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1995

REVENUES. Consolidated revenues increased $12.5 million, or 7.6%, to $175.7 million for the six months ended June 30, 1996 from $163.2 million for the comparable 1995 period. The increase was primarily due to transaction volume gains in the Company's Merchant Services and Corporate Services businesses.

The composition of the Company's revenues from its businesses for these periods is as follows:

                                                                      For the Six Months
                                                                        Ended June 30
                                                                      -------------------
                                                                         1996     1995
                                                                         ----     ----
                          Merchant Services                              57.8%    59.5%
                          Corporate Services                             26.4     23.3
                          Travel Services                                15.8     17.2

COSTS AND EXPENSES. Consolidated costs and expenses increased $9.4 million, or 6.5%, to $153.1 million for the six months ended June 30, 1996 from $143.7 million during the comparable 1995 period. The increases were primarily due to increases in purchased services such as authorization and assessment fees, wages and benefits associated with remittance processing operations, and depreciation associated with various technology upgrades.

Uncollectible check expense declined $2.8 million, or 15.8%, to $14.8 million for the six months ended June 30, 1996 from $17.6 million during the comparable 1995 period. The smaller uncollectible check expense reflected both improved collection rates on returned checks and slightly lower volume compared to the prior year period.

Depreciation and amortization for the six months ended June 30, 1996 was $6.4 million compared to $5.1 million during the same 1995 period, primarily attributable to increased amortization of intangibles associated with the FDR remittance acquisition.

TAX PROVISION AND NET INCOME. Income taxes were $9.9 million and $8.3 million for the six months ended June 30, 1996 and 1995, respectively. Net income for the six months ended June 30, 1996 increased 15.2% to $13.2 million from $11.5 million for the six months ended June 30, 1995. The increase resulted primarily from profit margin improvements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of capital resources include acquisitions, capital expenditures and working capital.

The Company had no outstanding obligations associated with bank indebtedness as of June 30, 1996. The Company has obtained a commitment from an unaffiliated financial institution to provide unsecured credit under a line and revolving facility in an aggregate amount of $75.0 million. The closing of such credit facility is subject to, among other things, the execution of definitive documentation, which is expected to contain representations, warranties and covenants customary for credit facilities of this type.

The Company's capital expenditures include amounts for computer systems hardware as well as scanning equipment associated with imaging projects. During the six months ended June 30, 1996, the Company's capital expenditures totaled approximately $8.9 million. Such expenditures were financed from operating cash flow, which totaled approximately $20.3 million before capital expenditures for the six months ended June 30, 1996. Capital expenditures in 1996 are expected to be $14 million (including the $8.9 million made in the first half of 1996).

The Company does not carry substantial amounts of inventory and does not anticipate significant growth in accounts receivable to support revenue growth. Increased working capital needs are financed through operating cash flow. Depending upon the Company's future acquisition activity, proceeds from the Company's recent initial public offering may be dedicated for these purposes.

It is expected that the Company's future acquisitions will be funded from the $114,965,500 net proceeds (before deducting offering expenses) from the initial public offering of its Common Stock described in Footnote 2 of the Consolidated Financial Statements herein. Such acquisitions may also be funded from operating cash flows and borrowings under the Company's credit facilities as needed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NATIONAL PROCESSING, INC.


Date:  August 30, 1996         By:    /s/ Richard A. Alston
                                     ----------------------
                                     Richard A. Alston
                                     Executive Vice President, Finance
                                     and Corporate Development
                                     (Principal Financial Officer)


                               By:    /s/ Glen Rhodes
                                     ----------------------
                                     Glen Rhodes
                                     Chief Accounting Officer
                                     (Principal Accounting Officer)