Form 10-Q/A
period 1996-06-30
NATIONAL PROCESSING INC
filed 1996-10-25
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 FORM 10-Q/A

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 1-11905


                            NATIONAL PROCESSING, INC.
             (Exact name of registrant as specified in its charter)


            OHIO                                            61-1303983
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              1231 Durrett Lane, Louisville, Kentucky   40285-0001
              (Address of principal executive offices)  (Zip Code)

                                  (502) 364-2000
               (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                YES            NO  X
                   -------       -------


       The registrant had 50,575,000 shares of common stock, without par value ("Common Stock"), outstanding as of August 30, 1996.

                            NATIONAL PROCESSING, INC.

                                      INDEX



PART II.      OTHER INFORMATION                                                               PAGE
                                                                                              ----

              Item 6.       Exhibits and Reports on Form 8-K                                    3




                          Part II - Other Information

Item 6 -   Exhibits and Reports on Form 8-K

           a. Exhibits

              27    Financial Data Schedule
                    Second Quarter

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL PROCESSING, INC.

Date: October 25, 1996             By: /s/ Richard A. Alston
                                      -------------------------------
                                   Executive Vice President
                                   Finance and Corporate Development
                                   (Principal Financial Officer)


                                   By: /s/ Danny L. McDaniel
                                      -------------------------------
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)