Form 10-Q
period 1996-09-30
NATIONAL PROCESSING INC
filed 1996-10-25
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes            No  X
                   -------       -------


       The registrant had 50,575,000 shares of common stock outstanding as of September 30, 1996.

                            NATIONAL PROCESSING, INC.

                                      INDEX




PART I.        FINANCIAL INFORMATION



                                                                                           PAGE NO.
                                                                                        ---------------
               Item 1.      Financial Statements (unaudited)

                            Consolidated Statements of Income - Three
                            and Nine Months Ended September 30, 1996 and 1995                3

                            Consolidated Balance Sheets - September 30, 1996
                            and December 31, 1995                                            4

                            Consolidated Statements of Cash Flows - Nine
                            Months Ended September 30, 1996 and 1995                         5

                            Notes to Consolidated Financial Statements -
                            September 30, 1996                                               6

                            Independent Accountant's Review Report                           7

              Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                    8



PART II.      OTHER INFORMATION




              Item 6.       Exhibits and Reports on Form 8-K                                12




                          PART I-FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            NATIONAL PROCESSING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                    (In thousands, except per share amounts)

                                              Three Months Ended                     Nine Months Ended
                                                 September 30                           September 30
                                      -----------------------------------    -----------------------------------
                                           1996                1995               1996               1995
                                      ----------------    ---------------    ----------------   ----------------

Revenues                                      $97,069            $85,136            $272,773           $248,388
Operating expenses                             51,728             48,483             146,353            139,326
Wages and benefits                             16,526             13,212              46,261             40,301
General and administrative expenses            13,726             10,322              36,129             30,985
Depreciation and amortization                   3,079              2,623               9,447              7,772
                                      ----------------    ---------------    ----------------   ----------------

OPERATING PROFIT                               12,010             10,496              34,583             30,004

Net interest income                               908                101               1,461                324
                                      ----------------    ---------------    ----------------   ----------------

Income before income taxes                     12,918             10,597              36,044             30,328

Provision for income taxes                      5,314              4,427              15,229             12,690
                                      ----------------    ---------------    ----------------   ----------------

NET INCOME                                     $7,604             $6,170             $20,815            $17,638
                                      ================    ===============    ================   ================

NET INCOME PER SHARE                            $0.16              $0.14               $0.47              $0.41
                                      ================    ===============    ================   ================


Shares used in computation                     47,597             43,100              44,610             43,100




                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                              (Unaudited)
                                                                              September 30           December 31
                                                                                  1996                  1995
                                                                          ---------------------   ------------------
ASSETS
  Current assets:
      Cash and cash equivalents                                                       $108,886              $22,618
      Securities available for sale, at market                                          37,900                    -
      Accounts receivable                                                               79,084               82,409
      Check inventory                                                                    6,184                6,376
      Restricted deposits-client funds                                                  47,874               55,773
      Other current assets                                                               1,023                1,603
                                                                          ---------------------   ------------------
        Total current assets                                                           280,951              168,779

  Property and Equipment:
     Furniture and equipment                                                            73,949               62,456
     Building and leasehold improvements                                                11,607                9,199
     Property leased from affiliate                                                      4,173                4,173
     Land and improvements                                                                 616                  616
                                                                          ---------------------   ------------------
                                                                                        90,345               76,444

     Accumulated depreciation and amortization                                          51,253               44,948
                                                                          ---------------------   ------------------
                                                                                        39,092               31,496

  Other assets:
     Goodwill, net of accumulated amortization of $7,457 in 1996
     and $5,982 in 1995                                                                 71,129               72,604
     Deferred contract costs,net                                                         4,508                4,816
     Other assets                                                                        9,632                3,601
                                                                          ---------------------   ------------------
  Total other assets                                                                    85,269               81,021
                                                                          ---------------------   ------------------

  Total assets                                                                        $405,312             $281,296
                                                                          =====================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable-client funds                                                    $47,874              $55,773
      Accounts payable-trade                                                             7,831                9,625
      Merchant payable-check services                                                    5,919                7,307
      Accrued bankcard assessments                                                      16,722               17,297
      Income tax payable to NCC                                                          2,595                1,045
      Other accrued liabilities                                                         15,722               13,623
                                                                          ---------------------   ------------------
  Total current liabilities:                                                            96,663              104,670

  Obligation under property leased from affiliate                                        2,563                2,671
                                                                          ---------------------   ------------------

  Total liabilities                                                                     99,226              107,341

  Stockholders' equity:
      Preferred stock; without par; 5,000,000 shares authorized
         no shares outstanding                                                               -                    -
      Common stock, without par value; 95,000,0000 shares authorized;
         50,575,000 and 43,100,000 shares issued and outstanding
         in 1996 and 1995 respectively                                                       1                    1
      Contributed capital                                                              176,141               64,825
      Retained earnings                                                                129,944              109,129
                                                                          ---------------------   ------------------
  Total stockholders' equity                                                           306,086              173,955
                                                                          ---------------------   ------------------

  Total liabilities and stockholders' equity                                          $405,312             $281,296
                                                                          =====================   ==================



                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)

                                                                            Nine Months Ended
                                                                               September 30
                                                                    -----------------------------------
                                                                         1996               1995
                                                                    ----------------   ----------------
OPERATING ACTIVITIES
   Net income                                                               $20,815            $17,638
   Items not requiring cash currently:
     Depreciation and amortization                                            9,447              7,772
     Provision for uncollectible checks                                      20,948             23,477
   Change in current assets and liabilities:
     Accounts receivable                                                      3,325             13,448
     Check inventory                                                        (20,756)           (20,614)
     Accounts payable-trade                                                  (1,794)              (188)
     Merchant payable-check services                                         (1,388)            (3,093)
     Bankcard assessments                                                      (575)               872
     Income taxes payable                                                     1,550              1,145
     Other current assets/liabilities                                         2,675                778
   Other                                                                        (23)              (189)
                                                                    ----------------   ----------------

     Net cash provided by operations                                         34,224             41,046
                                                                    ----------------   ----------------

INVESTING ACTIVITIES
   Capital expenditures                                                     (21,264)            (5,793)
   Purchase of securities available for sale                                (37,900)                 -
                                                                    ----------------   ----------------

     Net cash (used) for investing activities                               (59,164)            (5,793)
                                                                    ----------------   ----------------

Financing Activities
   Principal payments under property leased from affiliate                     (108)              (108)
   Net cash proceeds from initial public offering of common stock           111,316                  -
   Due to affiliates                                                              -            (14,422)
                                                                    ----------------   ----------------

     Net cash provided(used) for financing activities                       111,208            (14,530)
                                                                    ----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    86,268             20,723

Cash and cash equivalents, beginning of period                               22,618             16,779
                                                                    ----------------   ----------------

Cash and cash equivalents, end of period                                   $108,886            $37,502
                                                                    ================   ================

SUPPLEMENTAL DISCLOSURES
   Taxes paid                                                               $12,849            $11,841
   Net interest received                                                      1,461                324







                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


1. ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, although the balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, the accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 (as contained in the Company's Registration Statement on Form S-1, file no. 333-05507) for a fuller disclosure of relevant financial policies and information.

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

2. INITIAL PUBLIC OFFERING

   In August 1996, the Company sold 7,475,000 shares of its common stock in an initial public offering at a price of $16.50 per share. The net proceeds from the offering of $111,316,000, after the underwriting discount and offering expenses, will be used to fund future acquisitions, to fund strategic technology investments and for general corporate purposes. The net proceeds are invested in cash equivalents and securities available for sale which are carried at fair value. Any unrealized gains or losses will be reported separately through stockholders' equity, net of tax.

3. CONTINGENT LIABILITIES

   In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

[LOGO] ERNST & YOUNG LLP     - 1300 Huntington Building    - Phone: 216 861 5000
                                925 Euclid Avenue
                               Cleveland, Ohio  44115-1405



                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
National Processing, Inc.

We have reviewed the accompanying consolidated balance sheet of National Processing, Inc., and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                  /s/ Ernst & Young LLP

Cleveland, Ohio
October 24, 1996


      Ernst & Young LLP is a member of Ernst & Young International, Ltd.

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

The Company's nine month revenues of $272.8 million in 1996 grew 9.8% from the comparable 1995 period. The Company's net income for the nine months ended September 30, 1996 grew to $20.8 million, an 18% increase over the same 1995 period.

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results as a percentage of revenues for the periods indicated:


                                                Three Months                Nine Months
                                                  Ended                        Ended
                                               September 30                 September 30
                                            -------------------         -------------------
                                             1996        1995            1996        1995
                                            -------     -------         -------     -------

Revenues.........................           100.0%       100.0%          100.0%      100.0%
Operating Expenses.........                   53.3        57.0            53.7        56.1
Wages & Benefits.............                 17.0        15.5            16.9        16.2
G & A Expense.................                14.1        12.1            13.2        12.5
Depreciation & Amortization                    3.2         3.1             3.5         3.1
                                            -------      -------        -------     -------

Income from Operations.....                   12.4        12.3            12.7        12.1
Net Interest Income............                 .9          .1              .5          .1
                                            -------      -------        -------     -------
Income Before Taxes                           13.3        12.4            13.2        12.2
Provision for Income Taxes                     5.5         5.2             5.6         5.1
                                            -------      -------        -------     -------

Net Income........................             7.8%        7.2%            7.6%        7.1%
                                            =======      =======        =======     =======

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES. Consolidated revenues increased $11.9 million, or 14.0%, to $97.1 million for the three months ended September 30, 1996 from $85.1 million for the comparable 1995 period. The increase was primarily due to (i) growth in the remittance processing business which showed a 67.9% revenue gain in the quarter compared with the same 1995 period, (ii) increases in revenues from the Company's merchant card services business, which rose 13.7% over the prior year third quarter as a result of increased transaction volume, and (iii) growth in imaging solutions which increased 48% over the prior year.

The composition of the Company's revenues from its businesses for these periods is as follows:

                              For the Three Months
                              Ended September 30th
                              --------------------
                              1996            1995
                              ----            ----

         Merchant Services    59.1%           61.2%
         Corporate Services   26.3            22.7
         Travel Services      14.6            16.1

COSTS AND EXPENSES. Consolidated costs and expenses increased $10.4 million, or 14.0%, to $85.1 million for the three months ended September 30, 1996 from $74.6 million during the comparable 1995 period. The expense increases during the three months ended September 30, 1996 were comprised of several major items, including a $2.8 million, or 95.1%, increase in wages and benefits to support new contracts and the FDR remittance acquisition. General and administrative expenses increased $3.4 million, or 33%, as a result of increased facilities costs and associated with expanded remittance activities, systems expenses associated with the Company's imaging projects and expenses relating to operating as a public company.

Depreciation and amortization for the three months ended September 30, 1996 was $3.1 million compared to $2.6 million for the same 1995 period, reflecting depreciation related to the Company's merchant card services business and remittance processing systems projects and increased amortization of intangibles attributable to the FDR remittance acquisition.

TAX PROVISION AND NET INCOME. Income taxes for the three months ended September 30, 1996 were $5.3 million compared to $4.4 million for the same period in 1995. Net income for the three months ended September 30, 1996 increased 23.2% to $7.6 million from $6.2 million for the three months ended September 30, 1995. The increase resulted from revenue growth and improved margins due to the factors described above.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES. Consolidated revenues increased $24.4 million, or 9.8%, to $272.8 million for the nine months ended September 30, 1996 from $248.4 million for the comparable 1995 period. The increase was primarily due to transaction volume gains in the Company's merchant services and corporate services businesses.

The composition of the Company's revenues from its businesses for these periods is as follows:


                               For the Nine Months
                               Ended September 30
                               -------------------
                               1996          1995
                               -----         -----
         Merchant Services     58.3%         60.1%
         Corporate Services    26.3          23.1
         Travel Services       15.4          16.8

COSTS AND EXPENSES. Consolidated costs and expenses increased $19.8 million, or 9.1%, to $238.2 million for the nine months ended September 30, 1996 from $218.4 million during the comparable 1995 period. The increases were primarily due to increases in purchased services such as authorization and assessment fees, wages and benefits associated with remittance processing operations, and depreciation associated with various technology upgrades.

Uncollectible check expense declined $2.2 million, or 8.3%, to $24.2 million for the nine months ended September 30, 1996 from $26.4 million during the comparable 1995 period. The smaller uncollectible check expense reflected both improved collection rates on returned checks and slightly lower volume compared to the prior year period.

Depreciation and amortization for the nine months ended September 30, 1996 was $9.4 million compared to $7.8 million during the same 1995 period, primarily attributable to increased amortization of intangibles associated with the FDR remittance acquisition.

TAX PROVISION AND NET INCOME. Income taxes were $15.2 million and $12.7 million for the nine months ended September 30, 1996 and 1995, respectively. Net income for the nine months ended September 30, 1996 increased 18.0% to $20.8 million from $17.6 million for the nine months ended September 30, 1995. The increase resulted primarily from profit margin improvements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of capital resources include acquisitions, capital expenditures and working capital.

The Company had no outstanding obligations associated with bank indebtedness as of September 30, 1996. The Company has obtained a commitment from an unaffiliated financial institution to provide unsecured credit under a line and revolving facility in an aggregate amount of $75.0 million. The closing of such credit facility is subject to, among other things, the execution of definitive documentation, which is expected to contain representations, warranties and covenants customary for credit facilities of this type.

The Company's capital expenditures include amounts for computer systems hardware as well as scanning equipment associated with imaging projects. During the nine months ended September 30, 1996, the Company's capital expenditures totaled approximately $21.3 million. Such expenditures were financed from operating cash flow, which totaled approximately $34.2 million before capital expenditures for the nine months ended September 30, 1996.

The Company does not carry substantial amounts of inventory and does not anticipate significant growth in accounts receivable to support revenue growth. Increased working capital needs are financed through operating cash flow. Depending upon the Company's future acquisition activity, proceeds from the Company's recent initial public offering may be dedicated for these purposes.

It is expected that the Company's future acquisitions will be funded from the net proceeds from the initial public offering of its Common Stock described in Footnote 2 of the Consolidated Financial Statements herein. Such acquisitions may also be funded from operating cash flows and borrowings under the Company's credit facilities as needed.

                          Part II - Other Information

Item 6 -   Exhibits and Reports on Form 8-K

           a. Exhibits

              11    Statement RE: Computation of Per Share Earnings

              27    Financial Data Schedule
                    Third Quarter

           b. Reports on Form 8-K
              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL PROCESSING, INC.

Date: October 25, 1996             By: /s/ Richard A. Alston
                                      -------------------------------
                                   Richard A. Alston
                                   Executive Vice President,
                                   Finance and Corporate Development
                                   (Principal Financial Officer)

                                   By: /s/ Danny L. McDaniel
                                      -------------------------------
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)