Form 10-K
period 1996-12-31
NATIONAL PROCESSING INC
filed 1997-03-28
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from________________to___________

                         COMMISSION FILE NUMBER: 1-11905


                            NATIONAL PROCESSING, INC.
             (Exact name of Registrant as specified in its charter)

                         Ohio                                                      61-1303983
             (State or other jurisdiction                                       I.R.S. Employer Identification No.)
           of incorporation or organization)


One Oxmoor Place
101 Bullitt Lane, Suite 450
Louisville, Kentucky                                                                  40222
 (Address of principal executive offices)                                          (Zip Code)

       Registrant's telephone number, including area code: (216) 575-2000

        Securities registered pursuant to Section 12(b) of the act: None

          Securities registered pursuant to Sectionv 12(g) of the Act:

                         Common Stock, without par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              --    --

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $67,607,673. The market value calculation was determined using the closing sale price of the registrant's common stock on March 14, 1997, as reported on the New York Stock Exchange.


The number of shares outstanding of the Registrant's Common Stock as of March 14, 1997 was 50,575,000.

                               TABLES OF CONTENTS

                             Form 10-K Annual Report

Part I                                                                                                                       PAGE
------                                                                                                                       ----

ITEM 1.        BUSINESS...............................................................................................          3


ITEM 2.        PROPERTIES.............................................................................................          6


ITEM 3.        LEGAL PROCEEDINGS......................................................................................          6


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................          6


PART II
-------

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS..................................................................................          7


ITEM 6.        SELECTED FINANCIAL DATA................................................................................          8


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..................................................................          8


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................        12

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................................        12

PART III
--------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................        13


ITEM 11.       EXECUTIVE COMPENSATION..................................................................................        13


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT............................................................................................        13


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................        13


PART IV
-------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K...........................................................................................        14


SIGNATURES     ......................................................................................................          17

                                     PART I

ITEM 1.  BUSINESS
         --------

         National Processing, Inc.("NPI," the "Company" or "Registrant"), through its wholly owned operating subsidiary National Processing Company (NPC), is a provider of low-cost, high-volume transaction processing services and customized processing solutions. Deploying technology and applications software, the Company currently provides products and services which include (i) processing of card transactions ("Merchant Card Services") and check transactions ("Merchant Check Services") for merchants and other commercial businesses (collectively known as "Merchant Services"), (ii) outsourcing of administrative and financial functions for corporations seeking to reduce overhead costs ("Corporate Services"), and (iii) ticket processing and settlement for providers of travel-related services ("Travel Services").

         The Company is an Ohio corporation that was formerly a wholly owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company ("National City" or "NCC"). Following the completion of the Company's initial public offering in August 1996, National City continued to own 85% of the Company's outstanding common stock, without par value ("common stock"). The Company was formed on June 5, 1996 to hold all of the common stock of National Processing Company. To effect the transaction, the Company issued 750 shares of common stock to National City and National City contributed the common stock of NPC to the Company. On August 9, 1996, the Company sold 7,475,000 shares of its common stock in an initial public offering; retaining the net proceeds from the transaction to fund internal business development needs. The Company maintains operations, employees and contracts substantially independent of National City's other operating subsidiaries. The Company and National City are parties to agreements pursuant to which National City and its subsidiaries provide the Company, and the Company provides National City and its subsidiaries, certain administrative support, operational, and processing services. The Company is also a party to a tax sharing agreement and a registration rights agreement with National City.

         Merchant Services represented approximately 59% of the Company's revenues in 1996 and were provided to over 125,000 merchant locations. Corporate Services functions include accounts payable processing, remittance processing, audit and funds settlement for freight-related charges and electronic imaging. Corporate Services represented approximately 26% of the Company's revenues in 1996. Travel Services provides settlement functions to the airline industry for all ticket purchases made through travel agents in the United States. In addition to ticket payment processing, the Company provides lift document processing services for many airline companies. Travel Services includes electronic commission payment solutions which are targeted primarily at travel related companies such as auto rental agencies, hotels and cruise lines, which reduce costs and provide management information. Travel Services, which accounted for approximately 15% of the Company's revenues in 1996, also includes processing services for air cargo sales, direct airline ticket sales and passenger flight data.

         An important component of the Company's profitability has been access to low-cost international labor markets. The Company established its initial presence internationally with the opening of a processing facility in Juarez, Mexico in 1988. Over time, the Company's Juarez operations have become increasingly significant, representing approximately 37% of the Company's employees as of December 31, 1996.

         The Company estimates that the average tenure of its relationships with its 50 largest customers has been approximately ten years.

INDUSTRY OVERVIEW

         The transaction processing industry has experienced strong volume growth in recent years, as acceptance and use of credit cards, debit cards and checks have grown, and corporations have increasingly outsourced non-core administrative and financial functions in order to reduce costs, capitalize upon advances in technology, and enhance the quality and availability of management information. This growth has created considerable competition in the marketplace which has resulted in additional focus on economies of scale. In addition to competition, the cost of advancing technology and customer demand for a broad product line have caused rapid consolidation among transaction processing providers. The industry is expected to continue to grow and consolidate and to experience continued increases in competition.

  MERCHANT SERVICES MARKET

         Payment processing transaction volume for commercial businesses has grown steadily in recent years as a result of a proliferation in the uses and types of credit and debit cards, wider acceptance of such cards among merchants and increased consumer use of such cards. Advances in payment processing and telecommunications technology have been a key factor contributing to this growth. The transition from paper-based to electronic processing, for example, provides greater convenience to merchants and consumers, reduces fees charged to merchants, and facilitates faster, more accurate settlement of payments.

         The merchant card processing market is generally characterized by three tiers of merchants consisting of national, regional, and numerous local merchants. The Company has primarily focused on servicing national merchants, while many smaller transaction processors, such as Independent Sales Organizations (ISOs) and regional banks, have offered a more limited range of services to regional and local businesses. ISOs typically market and sell a range of transaction processing services to merchants, generally outsourcing such services. National merchants with multiple locations and high volumes of card and check transactions typically demand and receive a broad range of transaction processing services as well as customized information services at low per-transaction costs. By contrast, regional and local merchants historically have received more standardized products and have incurred relatively higher per-transaction costs. However, the growth in check and card transactions and the transition from paper-based to electronic transaction processing have caused regional and local merchants increasingly to demand sophisticated transaction processing and information services similar to those provided by the Company to national merchants. In addition, competition is driving down pricing for the regional and local merchants.

         The merchant services market is extremely competitive, which results in pricing pressure and creates the need for continuous investment in technology both to satisfy customer demands and to reduce operating costs. The costs to convert from paper-based to electronic processing, meet merchant requirements for improved service, and satisfy the demands for additional technology-driven applications have made it difficult for small scale transaction processors to remain competitive. As a result, the transaction processing industry has undergone rapid consolidation over the last several years. According to published industry sources, the three largest credit and debit card transaction processors handled 49.5% of total credit and debit card sales volume for calendar year 1995. In addition, according to published sources, the three largest check acceptance processors handled 53.5% of the total check sales volume authorized by third-party check acceptance providers for calendar year 1995 (the Nilson Report -- April 1996). The remainder of these markets are highly fragmented among numerous smaller transaction processors.

  CORPORATE SERVICES MARKET

         The market for the outsourcing of corporate administrative and financial functions has also experienced steady growth in recent years. Outsourcing is a relatively new phenomenon that before 1980 had been limited primarily to the functions of payroll and remittance processing (the collection of bill payments). Service organizations, such as the Company, specializing in high-volume transaction processing have emerged to assist businesses in their outsourcing efforts as they seek ways to reduce overhead costs, improve the accuracy of payments and collections, and utilize data more effectively. Advances in technology and increased transaction complexity have made even large-scale in-house performance of administrative and financial functions comparatively less efficient and outsourcing more attractive. In addition to payroll and remittance processing, administrative functions currently outsourced include accounts payable processing, freight bill audit and settlement, and database and document management (through electronic imaging).

         The corporate outsourcing marketplace is competitive with a few relatively large, well capitalized providers and numerous smaller providers. The cost advantages associated with large-scale processing, and the ability to invest in new technology that delivers value-added services at lower per unit costs have enabled large-scale providers to capture much of the transaction processing and outsourcing requirements of large corporations.

  TRAVEL SERVICES MARKET

         The Company's Travel Services business derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under its contract with the ARC, which expires in December 2001. The Company believes that there are only a few other providers that can compete in providing high volume processing for the travel related industries.

REGULATION

         As a result of National City's ownership interest in the Company and until National City no longer has a controlling interest in the Company, the Company is subject to certain banking laws, regulations and orders (collectively, the "Banking Laws"). For example, the Company is subject to the supervision and examination of the Board of Governors of the Federal Reserve System ("FRB"), one of the principal regulatory bodies having jurisdiction over National City. The FRB reviews acquisitions and new businesses to be engaged in by the Company, and the FRB's written approval is required in order for the Company to consummate an acquisition. Pursuant to the Bank Holding Act, the Company shall not engage in any activity, or own, control, or have the power to vote more than 5% of any class of voting security of any company engaged in any activity (i) for which the Bank Holding Act requires a bank holding company to receive prior approval from the FRB without such approval having been obtained, or (ii) that would cause the Company or any affiliate of the Company to violate any regulation, administrative order, or court order made pursuant to the Bank Holding Act. If at any time it is determined that any activity conducted by the Company or any subsidiary does not comply with the requirements of the Bank Holding Act, the Company is required to take all reasonable steps to cease such activity, or to divest any ownership or control position. If National City is unable to obtain the necessary consent or approval necessary for any business activity substantially different from those business activities the Company currently conducts, then the Company may not engage in any of those new business activities or proceed with the contemplated acquisition of a business that would engage in such new activities. The Company does not believe, however, that either the Banking Laws or the Bank Holding Act will impede significantly the manner in which the Company intends to conduct its business or its product and service offerings, although there can be no assurance that the Banking Laws or Bank Holding Act will not have such an effect.

         The Company is engaged in check guarantee and collection services. As such, the company is subject to certain consumer collection laws, orders and regulations (collectively, "Consumer Laws") and the laws of the various states in which such activities are conducted, which among other things: (i) require the Company to obtain and maintain certain licenses and qualifications; (ii) limit the fees and other charges the Company is allowed to charge; and (iii) require specified disclosures. The Company is also subject to various other federal, state, local and foreign laws, orders and regulations applicable to the Company's operations in the jurisdictions where it conducts business. Where applicable, regulators and other persons are authorized to seek remedies against entities such as the Company for violations of such laws, including the Consumer Laws.

         Through National City Bank of Kentucky, which serves as a member bank for the Company, the Company is registered with VISA(R) and MasterCard(R) as a certified processor and member service provider. As a result, the Company must adhere to the standards of the VISA(R) and MasterCard(R) credit card associations or else risk suspension or termination of its designation and/or status. There can be no assurance that (i) VISA(R) and MasterCard(R) will maintain the Company's registrations; (ii) the current VISA(R) and MasterCard(R) rules allowing the Company and other nonbank transaction processors to market and provide transaction processing services will remain in effect; or (iii) VISA(R) and MasterCard(R) will continue to interpret their rules as they have done in the past, which may have an impact on the Company's business operations.

EMPLOYEES

         As of December 31, 1996, the Company and its subsidiaries had 6,686 full-time and 464 part-time employees.

ITEM 2.  PROPERTIES
         ----------

         The Company occupies 22,000 square feet in Louisville, Kentucky for certain administrative functions under a lease which expires in July, 2008. The Company leases its processing facility in Louisville, Kentucky, consisting of approximately 178,000 square feet, from National City Bank of Kentucky, a wholly owned subsidiary of National City. (See Transactions with Affiliates, Note D to Consolidated Financial Statements). The Company's lease for the Louisville processing facility expires on February 28, 2019. The Company also leases its operations center in Phoenix, Arizona and certain facilities in Juarez, Mexico. The Phoenix facility consists of approximately 50,000 square feet; the initial lease term expires on July 31, 1997 with two one year options. The Company's Juarez operation utilizes 160,000 square feet in the aggregate, divided among three separate parcels as follows: 50,000 square feet is owned by the Company; 65,000 square feet is subject to a lease that will expire on February 28, 1998; and 45,000 square feet is subject to a lease that will expire on March 31, 2001. The Company's other processing facilities have varying lease expiration terms and range in size from 3,900 square feet to 41,300 square feet and are located throughout the United States and Canada. The Company's 26 marketing and sales offices have varying lease expiration terms and range in size from 100 square feet to 9,000 square feet and are located throughout the United States. All properties leased by the Company are in good repair and suitable condition for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT*
------------------------------------

The Executive Officers of National Processing, Inc. as of March 17, 1996 are as follows:


         NAME             AGE                        POSITION
         ----             ---                        --------
Robert E. Showalter        60               President and Chief Executive Officer

Robert E. Johnson          50               Executive Vice President, Travel Services

Thomas A. Wimsett          32               Executive Vice President, Merchant Services

David R. Zook              45               Executive Vice President, Corporate Services

Louis C. Parker III        51               Senior Vice President, General Counsel and Secretary

Jim W. Cate                45               Senior Vice President and Chief Financial Officer

Danny L. McDaniel          50               Vice President, Controller & Chief Accounting Officer

* The description of Executive Officers called for in Part I is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K.

         Set forth below is a brief description of the background of those executive officers of the Company who are not also Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth in Part III, Item 10, of the Company's Annual Report on Form 10-K.

MR. JOHNSON has served the Company and its affiliates as Executive Vice President, Travel Services since 1987. Prior to joining the Company, Mr. Johnson served in various capacities for 19 years with Eastern Airlines. Mr. Johnson was also a member of the Board of Directors for the Agent Reporting Plan in Puerto Rico.

MR. WIMSETT has served the Company and its affiliates as Executive Vice President of Merchant Services since 1997. Prior to that time Mr. Wimsett served as Executive Vice President of Merchant Check Services since 1995. Mr. Wimsett has served in various management positions with the Company since 1985 including Senior Vice President, Merchant Check Services; Vice President, Remittance Processing and as Operations Manager for the Juarez and Louisville facilities.

MR. ZOOK has served the Company and its affiliates as Executive Vice President, Corporate Services since 1995 and in various other management positions since 1988. His most recent roles include Executive Vice President, Merchant Check Services and Executive Vice President, Administration. Prior to joining the Company, Mr. Zook was a senior manager with First Bank Systems.

MR. PARKER has served as Senior Vice President, Secretary and General Counsel for the Company and its affiliates since April 1996. Prior to joining the Company, Mr. Parker served as Corporate Counsel of First Data Corporation from October 1995 through March 1996 and as Senior Vice President, Corporate Counsel and Assistant Secretary of First Management Corporation from July 1995 until its acquisition by First Data Corporation in October 1995. From April 1991 through July 1995, he served as Vice President, Corporate Counsel and Assistant Secretary of First Management Corporation.

MR. CATE has served as Senior Vice President and Chief Financial Officer for National Processing Company since May 1996 and served in the same capacity for the Company since January 1997. Prior to joining NPC, Mr. Cate provided outside consulting services to MBNA Information Services, Inc., a unit of MBNA Corporation, from September 1993 until May 1996. Mr. Cate had served MBNA Information Services, Inc. as Senior Vice President and Chief Financial Officer from 1988 until September 1993.

MR. MCDANIEL has served as Vice President and Controller of National Processing Company since 1995 and has served in the same capacity for the Company since March, 1997. Prior to joining NPC, Mr. McDaniel served as Vice President of Finance and Chief Financial Officer of Boston Restaurant Associates, a restaurant holding company, from 1990 through 1995.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         ---------------------------------------------
         RELATED SHAREHOLDER MATTERS
         ---------------------------

         The Company's common stock is traded on the New York Stock Exchange under the symbol NAP. The common stock has been quoted on the New York Stock Exchange since August 9, 1996, the date of the initial public offering of the Company's common stock. The quarterly high and low closing price and the final day's closing price of the Company's common stock for the quarterly periods since its initial public offering were:


Fiscal year ended December 31, 1996                                 High              Low              Close
                                                                    ----              ---              -----
Third Quarter                                                      $19.500          $16.250           $19.500
Fourth Quarter                                                     $20.625          $15.375           $16.000

         The number of holders of record of the Company's common stock as of March 14, 1997 was 108. The Company believes that it has significantly more than 108 beneficial holders of its common stock.

         The Company has never declared or paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The declaration and payment of cash dividends on the Company's common stock is at the discretion of the Company's Board of Directors and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, borrowing covenants and other factors deemed relevant.

         The name and address of the Company's common stock transfer agent and registrar is National City Bank, Corporate Trust Operations, Department 5352, P.O. Box 92301, Cleveland, Ohio, 44193-0900 (1-800-622-6757).

         Investors or analysts requiring further information should contact Julie I. Sabroff, Investor Relations, Department 2145, P.O. Box 5756, Cleveland, Ohio 44101-0756 (1-800-622-4204).


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                              YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                             1996         1995         1994         1993         1992
                                             ----         ----         ----         ----         ----
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA(1):
Revenues                                    $373.7       $339.3       $319.5       $272.5       $199.3
Other Income                                   3.9          -            -            -             -
Operating Expenses                           201.9        189.5        178.6        148.9         100.0
Wages and Benefits                            63.6         53.8         56.9         49.6          44.1
General and Administrative
  Expenses                                    49.0         41.8         40.2         36.0          22.5
Depreciation and
  Amortization                                12.8         10.4          9.6          7.4           4.7
                                            ------       ------       ------       ------        ------
Income from Operations                        50.3         43.8         34.2         30.6          28.0
Net Interest Income (Expense)                  2.8         .6            (.6)         (.4)          (.5)
                                            ------      -----         ------       -------       -------
Income Before Taxes                           53.1         44.4         33.6         30.2          27.5
Provision for Income Taxes                    21.7         18.6         14.3         12.8          10.4
                                            ------       ------       ------       ------        ------
Net Income                                  $ 31.4       $ 25.8       $ 19.3       $ 17.4        $ 17.1
                                            ======       ======       ======       ======        ======
Net Income per Share(2)                     $ 0.68       $ 0.60       $ 0.45       $ 0.40        $ 0.40
                                            ======       ======       ======       ======        ======

Average Shares Outstanding(2)                 46.1         43.1         43.1         43.1          43.1

BALANCE SHEET DATA:
Working Capital                            $ 176.8       $ 64.1       $ 45.6       $ 32.9        $ 18.9
Goodwill                                      70.6         72.6         73.5         70.0          21.4
Total Assets                                 417.3        281.3        288.4        209.9         133.6
Total Liabilities                            101.6        107.3        140.2         81.0          75.8
Shareholders' Equity                         315.7        174.0        148.2        128.9          57.8


(1) The above information includes the impact of the following acquisitions during the periods presented: on February 20, 1992, the Company acquired B&L Consultants, Inc., a freight payment processor; on July 6, 1992, the Company acquired Check Security Services of America, Inc., a check acceptance and collection company; on February 1, 1993, the Company acquired JBS Associates, Inc., a check acceptance and collection company; on January 3, 1994, the Company acquired CTI Logistics, Inc., a freight payment processor; and in December 1995, the Company acquired the remittance processing business of First Data Resources, Inc. These transactions were accounted for as purchases; accordingly, the results of operations are included in the statements of income from the respective acquisition dates.

(2) Net income per share for 1992, 1993, 1994 and 1995 has been calculated based on 43,100,000 shares outstanding, which reflects the retroactive effect of the 57,465.67 to one stock split effective June 6, 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL

         The Company is a provider of low-cost, high-volume transaction processing services and customized processing solutions. The Company deploys technology and applications software primarily to merchants and other commercial businesses, corporations and providers of travel-related services.

COMPONENTS OF REVENUE AND EXPENSES

         Revenues. The Company's revenues are generated from a variety of sources. The Company's Merchant Services revenues are primarily derived from fees paid by merchants for the authorization and settlement of credit and debit card transactions, exclusive of interchange fees, and for the acceptance of checks. Merchant fees paid to the Company include assessment fees, which are amounts charged by credit card associations for clearing services, advertising and other expenses. Revenues from Corporate Services are derived from transaction fees for the processing of remittances, accounts payable and freight bills, and for providing integrated document solutions involving electronic imaging, archival, processing and payment settlement. Revenues from Travel Services are dependent on the volume of ticket sales by travel agents on behalf of airlines. A small portion of revenues are derived from earnings on cash balances which are maintained by customers pursuant to contract terms. Revenues derived from services provided to affiliates are immaterial.

         Expenses. Operating expenses include all direct costs of providing services to customers, excluding hourly labor. The most significant components of operating expenses are assessment fees, authorization fees and data processing expenses. Wages and benefits include wages and benefits for hourly employees. General and administrative expenses include management salaries and benefits, facilities maintenance and software applications programming. Depreciation of property and equipment and software amortization are recognized on a straight-line basis over the estimated useful life of the related asset. Amortization of goodwill associated with acquisitions is recognized over 40 years. Amortization of other costs associated with the purchase of contracts or other business assets is recognized over varying periods from three to fifteen years based upon the contract period and projected revenue stream.

RESULTS OF OPERATIONS

         The following table summarizes the Company's operating results and sets forth such results as a percentage of revenues for the periods indicated:


                                                                   YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                           1996            1995            1994
                                                           ----            ----            ----
OPERATING RESULTS:
(IN MILLIONS)
Revenues                                                    $373.7          $339.3         $319.5
Other Income                                                   3.9             -              -
Operating Expenses                                           201.9           189.5          178.6
Wages and Benefits                                            63.6            53.8           56.9
General and Administrative Expenses                           49.0            41.8           40.2
Depreciation and Amortization                                 12.8            10.4            9.6
                                                            ------          ------          -----
Income from Operations                                        50.3            43.8           34.2
Net Interest Income (Expense)                                  2.8              .6            (.6)
                                                            ------          ------         -------
Income Before Taxes                                           53.1            44.4           33.6
Provision for Income Taxes                                    21.7            18.6           14.3
                                                            ------          ------         ------
Net Income                                                  $ 31.4          $ 25.8         $ 19.3
                                                            ======          ======         ======

AS A PERCENTAGE OF REVENUES:
Revenues                                                     100.0%          100.0%         100.0%
Other Income                                                   1.0             -              -
Operating Expenses                                            54.0            55.9           55.9
Wages and Benefits                                            17.0            15.9           17.8
General and Administrative Expenses                           13.1            12.3           12.6
Depreciation and Amortization                                  3.5             3.0            3.0
                                                            ------          ------         ------
Income from Operations                                        13.4            12.9           10.7
Net Interest Income (Expense)                                   .8              .2            (.2)
                                                             -----          ------        --------
Income Before Taxes                                           14.2            13.1           10.5
Provision for Income Taxes                                     5.8             5.5            4.5
                                                            ------          ------         ------
Net Income                                                     8.4%            7.6%           6.0%
                                                            ======          ======         ======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Consolidated revenue increased $34.4 million, or 10.1% to $373.7 million for the year ended December 31, 1996 from $339.3 million for the comparable 1995 period. The increase was primarily due to revenue gains in Merchant Services and Corporate Services which offset a small revenue decline in Travel Services. Merchant Card Services revenue increased 11.2% in 1996 compared to 1995 due to increased transaction volume. Corporate Services revenue growth of 28.4% was attributable to strong performances of the Company's electronic imaging solutions and remittance operations, which realized revenue increases of 41.8%, and 61.1%, respectively. The acquisition of the remittance processing business of First Data Resources, Inc. in December 1995 accounted for approximately two-thirds of the revenue growth in the remittance line of business. The Company processed 2.6 billion transactions during 1996, representing a 13.0% transaction volume increase over the prior year.

         The composition of the Company's revenues for these periods is as follows:

                                             FOR THE YEAR ENDED
                                                DECEMBER 31,
                                              ----------------
                                              1996        1995
                                              ----        ----
Merchant Services                             59.0%       60.8%
Corporate Services                            26.1        23.8
Travel Services                               14.9        15.4

         Other Income. During the fourth quarter of 1996, the Company entered into a contract with PMT Services ("PMTS") to provide merchant card services. Coincident with this arrangement, the Company sold to PMTS a portfolio of card and check contracts. Accordingly, the Company recognized a $3.9 million gain related to this portfolio sale, which has been recorded as other income.

         Costs and Expenses. Consolidated costs and expenses increased $31.9 million, or 10.8%, to $327.3 million for the year ended December 31, 1996 from $295.5 million during the comparable 1995 period. The increase was primarily due to higher wages and benefits within the remittance operation and higher levels of purchased services within the Merchant Services group as a result of higher business volumes. In addition to volume related increases in operating expense, general and administrative expenses increased approximately $7.2 million as a result of stronger marketing efforts and additional overhead expenses associated with operating as a public company.

         Uncollectible check expense, included in operating expenses, increased to $34.9 million for the year ended December 31, 1996 from $30.5 million in 1995. This increase reflects the impact of higher guarantee volume and guarantee mix changes.

         Depreciation and amortization for the year ended December 31, 1996 was $12.8 million compared to $10.4 million during 1995. This increase was primarily due to greater expenditures on fixed assets relating to technology improvements.

         Net Income. Net income for the year ended December 31, 1996 increased 21.7% to $31.4 million from $25.8 million for the year ended December 31, 1995. The increase resulted from revenue growth, improved gross margins, and a one-time gain from the card and check portfolio sale to PMTS.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues. Consolidated revenue increased $19.8 million, or 6.2%, to $339.3 million for the year ended December 31, 1995 from $319.5 million for the comparable 1994 period. The increase was primarily due to revenue gains in Merchant Services and Corporate Services which offset a small revenue decline in Travel Services as a result of declining revenues related to the cost-plus contract with the ARC. Merchant Card Services revenue increased 16.7% in 1995 compared to 1994 due to increased transaction volume. Corporate Services revenue growth of 7.6% was attributable to higher electronic imaging revenues, freight services and remittance operations, which realized revenue increases of 27.0%, 13.0% and 8.9%, respectively, for the year ended December 31, 1995 over the comparable 1994 period. This growth more than offset a decline of 4.0% in Merchant Check Services revenue during this period, resulting from lower sales volume. The Company processed 2.3 billion transactions during 1995, representing a 12.7% transaction volume increase over the prior year.

         The composition of the Company's revenues for these periods is as follows:

                                                YEAR ENDED
                                                DECEMBER 31,
                                              ----------------
                                              1995        1994
                                              ----        ----
Merchant Services                             60.8%       59.3%
Corporate Services                            23.8        23.5
Travel Services                               15.4        17.2

         Costs and Expenses. Consolidated costs and expenses increased $10.2 million, or 3.6%, to $295.5 million for the year ended December 31, 1995, from $285.3 million during the comparable 1994 period. The increase was primarily due to higher levels of purchased services, including merchant processing assessment fees which increased $14.3 million, or 19.8%, to $86.6 million during the year ended December 31, 1995 from $72.3 million during the prior year. Reduced expenses related to the cost-plus contract with ARC partially offset the increased assessment fees.

         Uncollectible check expense, included in operating expenses, decreased $1.0 million, or 3.2%, to $30.5 million for the year ended December 31, 1995 from $31.5 million during 1994. This decrease resulted from a revision in collection rates which were estimated at the time contracts were acquired by the Company, based upon actual collection rates on returned checks.

         Depreciation and amortization for the year ended December 31, 1995 was $10.4 million compared to $9.6 million during 1994. The increase was primarily due to additions to property and equipment related to the Company's data center and the implementation of its merchant processing automated chargeback and retrieval system.

         Net Income. Net income for the year ended December 31, 1995 increased 33.7% to $25.8 million from $19.3 million for the year ended December 31, 1994. The increase resulted from revenue growth and improved margins due to the factors described above.

SEASONALITY

         The Company experiences seasonality in its businesses, particularly in its Merchant Services and Travel Services business. The Company typically realizes higher revenues in the third and fourth calendar quarters and lower revenues in the first calendar quarter, reflecting increased transaction volumes and travel in the summer and holiday months and a decrease in transaction volume during the quarter immediately following the holiday season.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary uses of capital resources include acquisitions, capital expenditures and working capital. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

         The Company's capital expenditures include amounts for computer systems hardware and software as well as scanning and other document processing equipment. During the year ended December 31, 1996, the Company's capital expenditures totaled $35.3 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $34.8 million. Operating cash flow during the year ended December 31, 1995 totaled $40.1 million. Capital expenditures for 1995 were $11.2 million. The Company expects capital expenditures for 1997 to be approximately $22 million principally to enhance processing capabilities in its Merchant Services and Corporate Services functions.

         As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support its revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs are expected to be financed through operating cash flow and current cash and investment balances. The Company maintains cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $50.0 million and $55.8 million as of December 31, 1996 and December 31, 1995, respectively. From time to time, the Company also maintains cash deposits from certain Merchant Card Services customers as collateral for potential contingent liabilities that are the responsibility of such customers. At December 31, 1996, and December 31, 1995, the amount of such cash deposits was immaterial.

OUTLOOK AND RECENT DEVELOPMENTS

         Transaction volume in the merchant card services industry is expected to increase in 1997 as card usage by consumers continues its upward trend. The Company has expanded processing and telecommunications capacity over the last few years, and continues to make investments in technology, to meet the potential increase in demand. The Company's financial results are to a large extent dependent on the performance of its merchant card services business.

         The Company's revenue is also a function of competitive pricing conditions in the merchant card services market. The ability to successfully renew merchant contracts is significant to preserving and growing marginal profit. Current competitive pricing pressure is at levels beyond those experienced historically. Revenue growth and margins will suffer in the near term unless pricing conditions in the merchant card services market return to historic levels. To offset some of the effects of margin pressure, the Company is implementing overhead reductions at the corporate and business line levels.

         As of October 4, 1996, a large customer moved its settlement processing to another vendor. The loss of this contract reduced 1996 revenues by an estimated amount of $1.7 million. The full year impact estimated for 1997 is a loss of $6.0 million in revenues.

         The Company's strategy is to increase its merchant card services marketing focus toward regional and local merchants and to expand its position as a provider of outsourcing services to corporations. Capacity, technology and acquisition efforts have been planned based on the assumed success of the Company's strategy. In line with this strategy, the Company has recently announced processing relationships with several large independent sales organizations ("ISOs"), deployment of new client-server technology solutions and the acquisition of a freight bill payment processor.

         The Company expects that revenues received under the ARC contract will decline as the ARC offers an electronic settlement system designed to displace the labor costs of processing paper transactions. Pursuant to the contract, the Company has also completed certain projects for which it has earned revenue and profit bonuses in the past three years that will not be available after 1996. The Company expects that the effect of the loss of these bonuses and the reduction in labor costs will be to reduce net income associated with the ARC contract by approximately $2.0 million in 1997 and that additional cost reductions will reduce net income associated with the ARC contract by an additional $500,000 in each subsequent year through the end of the current contract term.

         The Company's gross margin is a sensitive function of the product mix sold, transaction volume and pricing, the ability to purchase third-party services at reasonable prices, and the implementation of new technology solutions which drive labor costs down.

         On March 19, 1997, the Company filed a report on Form 8-K announcing that full year 1997 earnings could be as much as a third below First Call analyst consensus estimates of $.73 per share.

         The Company separately announced the appointment of Robert E. Showalter as president and CEO of National Processing, Inc. He succeeds Tony G. Holcombe, CEO of the Company since 1994, who resigned to pursue other interests. Earlier in the month of March 1997, the Company announced the resignation of two senior executives, Richard A. Alston and Kurt S. Knipp. Mr. Alston had been Executive Vice President, Finance and Corporate Development, and Mr. Knipp had been Executive Vice President, Merchant Card Services.

         Certain matters discussed in this Annual Report on Form 10-K are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from such statements, including the Company's ability to attract and retain profitable customer accounts; its ability to execute its growth strategy by consummating mergers and acquisitions, as well as its ability to integrate and manage new businesses; competitive factors generally, in particular price competition; and other risks detailed from time to time in the Registrant's SEC reports, including its Registration Statement on Form S-1, filed on August 7, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See Index to Consolidated Financial Statements at Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ---------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         Not applicable

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Executive officers of the Registrant are listed on page 6 in Part I. Directors are incorporated by reference from the Company's Proxy Statement dated March 31, 1997.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Incorporated by reference from the Company's Proxy Statement dated March 31, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
         AND MANAGEMENT
         --------------

         Incorporated by reference from the Company's Proxy Statement dated March 31, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Incorporated by reference from the Company's Proxy Statement dated March 31, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ---------------------------------------------------
         ON FORM 8-K
         -----------

(A) 1.FINANCIAL STATEMENTS

             DESCRIPTION                                                                         PAGE NUMBER IN REPORT
             -----------                                                                         ---------------------
             Report of Independent Auditors'                                                                 18

             Consolidated Balance Sheets as of December 31, 1996                                             19
             and 1995


             Consolidated Statements of Income for each of the
             three years in the period ended December 31, 1996                                               21


             Consolidated Statements of Changes in Shareholders'
             Equity for each of the three years in the period
             ended December 31, 1996                                                                         22



             Consolidated Statements of Cash Flows for each of
             the three years in the period ended December 31, 1996                                           23


             Notes to Consolidated Financial Statements                                                      24



    2.FINANCIAL STATEMENT SCHEDULES


             Omitted due to inapplicability or because the required information is immaterial to the Company's financial statements.



    3.EXHIBITS                                                                                               15


(B)  REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended December 31, 1996.

 (C) EXHIBITS


EXHIBIT
NUMBER                                                        DESCRIPTION
------                                                        -----------
3.1(I)             Amended Articles of Incorporation of the Registrant. (A)

3.1(ii)            Code of Regulations of the Registrant. (A)

4.1 Specimen Certificate for the Common Stock, without par value, of the Registrant. (B)

4.2                Registration Rights Agreement between the Registrant and
                   National City Corporation, dated July 16, 1996. (B)

10.1               Absolute Net Ground Lease by and between  Preston Manor, Inc.
                   and Allied Stores  Corporation, dated January 16, 1969.  (A)

10.2               Second Amendment to Lease by and between William G. Earley,
                   Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3               Building Lease between First National Bank of Louisville and
                   NPC of Arizona, dated September 1, 1984. (B)

10.4               Sponsorship Agreement between NPC and National City Bank of
                   Kentucky, dated June 30, 1996. (B)

10.5               Administrative Services Agreement between NPC and National
                   City Corporation, dated July 15, 1996. (B)

10.6               Form of Remittance Processing Services Agreement by and among
                   NPC and certain bank subsidiaries of National City
                   Corporation. (B)

10.7               Administrative Services Agreement by and among NPC and Stored
                   Value Systems, Inc., dated July 3, 1996. (B)

10.8 Form of Card Services Agreement by and among NPC and its affiliated corporations and certain bank subsidiaries of National City Corporation. (B)

10.9               Tax Sharing Agreement between the Company and National City
                   Corporation, dated July 17, 1996. (B)

10.10              The Agreement between Airlines Reporting Corporation and
                   First National Bank of Louisville and NPC for Area Settlement
                   Plan Processing Services, dated October 16, 1986. (B)

10.11              First Amendment to Agreements between Airlines Reporting
                   Corporation and First National Bank of Louisville and NPC, dated December 12, 1991. (A)

10.12              1994 Amendment to Agreements between Airlines Reporting
                   Corporation and NPC, dated December 31, 1994. (A)

10.13              Supplemental Agreement by and between NPC and Airlines
                   Reporting Corporation, dated February 24, 1995. (A)

10.14              Amendment to Agreement between Airlines Reporting Corporation and National City Bank of Kentucky and NPC, for Area
                   Settlement Plan Processing Services, dated August 19, 1995.   (A)

10.15              [Intentionally Omitted]

10.16              [Intentionally Omitted]

10.17              Employment Agreement and Undertaking of Confidentiality
                   between NPC and Tony G. Holcombe, dated November 1, 1994.  (A)**

10.18 Employment Agreement and Undertaking of Confidentiality between NPC and Richard A. Alston, dated January 18, 1995.
                   (A)**

10.19 Employment Agreement and Undertaking of Confidentiality between NPC and Robert E. Johnson, dated April 4, 1995. (A)**

10.20 Employment Agreement and Undertaking of Confidentiality between NPC and Kurt S. Knipp, dated February 6, 1995. (A)**

EXHIBIT
NUMBER                                                        DESCRIPTION
-------                                                       -----------

10.21 Employment Agreement and Undertaking of Confidentiality between NPC and Thomas A. Wimsett, dated May 23, 1995. (A)**

10.22 Employment, Non-Disclosure and Non-Competition Agreement between NPC and David R. Zook, dated February 7, 1997.**

10.23              Severance Agreement between the Registrant and Tony G.
                   Holcombe, dated June 7, 1996. (B)**

10.24              Severance Agreement between the Registrant and Richard A.
                   Alston, dated June 7, 1996. (B)**

10.25              Severance Agreement between the Registrant and Robert E.
                   Johnson, dated June 7, 1996. (B)**

10.26 Severance Agreement between the Registrant and Kurt S. Knipp, dated June 7, 1996. (B)**

10.27              Severance Agreement between the Registrant and Thomas A.
                   Wimsett, dated June 7, 1996. (B)**

10.28 Severance Agreement between the Registrant and David R. Zook, dated June 7, 1996. (B)**

10.29              1996 Stock Option Plan and Form of Stock Option Agreement.
                   (B)**

10.30              Nonemployee Directors Stock Option Plan and Form of Stock
                   Option Agreement. (B)**

10.31              NPC's Short-Term Incentive Compensation Plan for Senior
                   Executives, dated January 1, 1995. (B)**

10.32              NPC's Long-Term Incentive Compensation Plan for Senior
                   Officers, dated January 1, 1995. (A)**

10.33              [Intentionally Omitted]

10.34              [Intentionally Omitted]

10.35              [Intentionally Omitted]

10.36              Amendment to Building Lease between National City Bank of
                   Kentucky and NPC, dated July 3, 1996. (B)

10.37 Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (B)**

10.38              Check Processing Services Agreement between National City
                   Bank of Kentucky and NPC. (B)

11.1               Statement regarding Computation of Per Share Earnings.

21.1               Subsidiaries of the Registrant.

24.1               Power of Attorney.

27.1               Financial Data Schedule.

 (A) Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant's Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

 (B) Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant's Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

 ** Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                              NATIONAL PROCESSING, INC.


                              By:      /s/ Jim W. Cate
                                 ------------------------------------
                                           Jim W. Cate
                                       Senior Vice President and
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       SIGNATURE                                                  TITLE                                           DATE
/s/ Robert E. Showalter                      President, Chief Executive Officer and
--------------------------------------       Director (Principal Executive Officer)                       March 27, 1997
Robert E. Showalter


/s/ Jim W. Cate                              Senior Vice President and Chief
--------------------------------------         Financial Officer (Principal
Jim W. Cate                                     Financial Officer)                                        March 27, 1997


         *                                   Director                                                     March 27, 1997
--------------------------------------
James R. Bell III


         *                                   Director                                                     March 27, 1997
--------------------------------------
William R. Robertson


         *                                   Director                                                     March 27, 1997
-------------------------------------
Robert G. Siefers


         *                                   Director                                                     March 27, 1997
-------------------------------------
Delroy R. Hayunga


         *                                   Director                                                     March 27, 1997
-------------------------------------
Aureliano Gonzalez-Baz


         *                                   Director                                                     March 27, 1997
-------------------------------------
Christos M. Cotsakos


         *                                   Director                                                     March 27, 1997
-------------------------------------
Preston B. Heller, Jr.

* The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 1996 pursuant to the Powers of Attorney executed by the above-named Director of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By:  /s/Louis C. Parker, III

     Louis C. Parker, III
     as Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
National Processing, Inc.

         We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Cleveland, Ohio
February 14, 1997




/s/ Ernst & Young LLP

                            NATIONAL PROCESSING, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                         DECEMBER 31,
                                                                                  -------------------------
                                                                                  1996                 1995
ASSETS                                                                            ----                 ----
Current assets:
  Cash and cash equivalents                                                     $  3,330              $ 22,618
  Securities available for sale                                                  122,402                     -
  Accounts receivable-trade                                                       91,239                82,409
  Check inventory                                                                  6,423                 6,376
  Restricted deposits--client funds                                               50,029                55,773
  Other current assets                                                             2,477                 1,603
                                                                                --------              --------
Total current assets                                                             275,900               168,779

Property and equipment:
  Furniture and equipment                                                         80,702                62,456
  Building and leasehold improvements                                             15,376                 9,199
  Software                                                                        12,455                 5,347
  Property leased from affiliate                                                   4,173                 4,173
  Land and improvements                                                              855                   616
                                                                                --------              --------
                                                                                 113,561                81,791

  Accumulated depreciation and amortization                                       56,554                48,139
                                                                                --------              --------
                                                                                  57,007                33,652

Other assets:
  Goodwill, net of accumulated amortization
   of $7,955 in 1996, $5,982 in 1995                                              70,631                72,604
  Deferred contract costs, net                                                    12,535                 4,816
  Other assets                                                                     1,231                 1,445
                                                                                --------              --------
Total other assets                                                                84,397                78,865
                                                                                --------              --------

Total assets                                                                    $417,304              $281,296
                                                                                ========              ========





















                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                      1996            1995
LIABILITIES AND SHAREHOLDERS' EQUITY                                                  ----            ----
Current liabilities:
  Restricted deposits--client funds                                                   $ 50,029        $ 55,773
  Accounts payable--trade                                                                8,089           9,625
  Merchant payable--check services                                                       6,466           7,307
  Accrued bankcard assessments                                                          17,218          17,297
  Income tax payable to NCC                                                              2,605           1,045
  Other accrued liabilities                                                             14,672          13,623
                                                                                       -------         -------
Total current liabilities                                                               99,079         104,670

Obligation under property leased from affiliate                                          2,527           2,671
                                                                                       -------         -------
Total liabilities                                                                      101,606         107,341

Shareholders' equity:
 Preferred stock, without par value;
    5,000,000 shares authorized;
    no shares issued or outstanding                                                         --              --
  Common stock, without par value;
    95,000,000 shares authorized; 50,575,000 and
    43,100,000 shares issued and outstanding in
    1996 and 1995, respectively                                                              1               1
  Contributed capital                                                                  175,215          64,825
  Retained earnings                                                                    140,482         109,129
                                                                                       -------         -------
Total shareholders' equity                                                             315,698         173,955
                                                                                       -------         -------
Total liabilities and shareholders' equity                                            $417,304        $281,296
                                                                                      ========        ========

















                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                   1996             1995             1994
                                                                   ----             ----             ----
Revenues                                                           $373,693        $339,295       $319,532
Other income                                                          3,868               -              -
Operating expenses                                                  201,942         189,505        178,633
Wages and benefits                                                   63,569          53,801         56,966
General and administrative expenses                                  48,959          41,807         40,214
Depreciation and amortization                                        12,847          10,423          9,554
                                                                   --------        --------       --------
Operating profit                                                     50,244          43,759         34,165
Net interest income (expense)                                         2,783             620           (582)
                                                                   --------        --------       --------
Income before income taxes                                           53,027          44,379         33,583
Provision for income taxes                                           21,674          18,573         14,327
                                                                   --------        --------       --------
Net income                                                         $ 31,353        $ 25,806       $ 19,256
                                                                   ========        ========       ========
Net income per common share                                        $   0.68        $   0.60       $   0.45
                                                                   ========        ========       ========
Shares used in computation                                           46,090          43,100         43,100
                                                                   ========        ========       ========





















                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                         COMMON              CONTRIBUTED       RETAINED
                                                         STOCK                 CAPITAL         EARNINGS         TOTAL
                                                         ------               ----------       --------        -------
Balance at January 1, 1994                               $1                   $ 64,825       $ 64,067        $128,893
Net income                                                -                          -         19,256          19,256
                                                         --                   --------       --------        --------
Balance at December 31, 1994                              1                     64,825         83,323         148,149
Net income                                                -                          -         25,806          25,806
                                                         --                   --------       --------        --------
Balance at December 31, 1995                              1                     64,825        109,129         173,955
Issuance of common stock (7,475,000 shares)                                    110,390              -         110,390
Net income                                                -                          -         31,353          31,353
                                                         --                   --------       --------        --------
Balance at December 31, 1996                             $1                   $175,215       $140,482        $315,698
                                                         ==                   ========       ========        ========



































                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------------------
                                                                                   1996               1995             1994
OPERATING ACTIVITIES                                                               ----               ----             ----
Net income                                                                        $ 31,353           $25,806           $19,256

Items not requiring cash currently:
  Depreciation and amortization                                                     12,847            10,423             9,554
  Deferred income taxes                                                                917              (812)             (843)
Changes in current assets and liabilities:
  Accounts receivable                                                               (8,830)          (11,785)           (8,383)
  Check inventory                                                                      (47)            1,470             4,286
  Accounts payable--trade                                                           (1,536)            5,163             1,528
  Merchant payable--check services                                                    (841)             (940)           (2,121)
  Accrued bankcard assessments                                                         (79)            4,508             1,804
  Income taxes payable/receivable                                                      643             2,919            (1,500)
  Other current assets/liabilities                                                  (1,325)            1,411             6,571
  Other, net                                                                         1,725             1,951              (537)
                                                                                  --------           -------           --------

Net cash provided by operating activities                                           34,827            40,114            29,615

INVESTING ACTIVITIES

Capital expenditures                                                               (35,345)          (11,244)          (10,825)
Purchases of securities available for sale                                        (405,886)                -                 -
Proceeds from sales and maturities of securities
  available for sale                                                               283,484                 -                 -
Acquisitions, net of cash acquired                                                       -            (8,466)           (6,179)
Other                                                                               (6,614)                -                 -
                                                                                  ---------          -------           -------

Net cash (used) for investing activities                                          (164,361)          (19,710)          (17,004)

FINANCING ACTIVITIES

Principal payments under property
  leased from affiliate                                                               (144)             (144)             (144)
Proceeds from issuance of common stock                                             110,390                 -                 -
Due to affiliates                                                                        -           (14,421)           (2,885)
                                                                                  --------           -------           -------

Net cash provided by(used for) financing
 activities                                                                        110,246           (14,565)           (3,029)
                                                                                  --------           -------           -------

Net (decrease) increase in cash and
  cash equivalents                                                                 (19,288)            5,839             9,582

Cash and cash equivalents, beginning of period                                      22,618            16,779             7,197
                                                                                  --------           -------           -------

Cash and cash equivalents, end of period                                          $  3,330           $22,618           $16,779
                                                                                  ========           =======           =======


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest received (paid)                                                         $ 2,097             $ 620             $(582)
  Taxes paid                                                                      $(18,912)         $(15,400)         $(14,300)






                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  ORGANIZATION AND BUSINESS

ORGANIZATION

         National Processing, Inc. (the Company) (a majority owned subsidiary of National City Corporation (NCC), a bank holding company headquartered in Cleveland, Ohio) became the owner of all of the outstanding shares of National Processing Company (NPC) on June 5, 1996. In connection with its organization, the Company issued 750 shares of common stock to NCC, and NCC contributed the common stock of NPC (then a wholly owned subsidiary of NCC) to the Company. Since both the Company and NPC are subsidiaries of NCC, this transfer of assets has been accounted for on the basis of historical cost. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

         In August 1996, the Company sold 7,475,000 shares of its common stock in an initial public offering at a price of $16.50 per share. The net proceeds from the offering of $110 million, after the underwriting discount and offering expenses, will be used to fund future acquisitions, strategic technology investments and for general corporate purposes.

         The Company and NCC are parties to a Registration Rights Agreement whereby NCC has the right to require the Company to use its best efforts to register under the Securities Act of 1933, as amended, all or a portion of the issued and outstanding common stock held by NCC. NCC also has the right to participate, or "piggy-back", in equity offerings initiated by the Company, subject to reduction of the size of the offering on the advice of the managing underwriter.

BUSINESS

         The Company is a leading provider of transaction processing services and customized processing solutions. The Company currently provides these services in three principal areas: Merchant Services, Corporate Services and Travel Services. Within Merchant Services, the Company focuses primarily on markets for credit and debit card processing and for check acceptance and collection. The Company's Corporate Services business provides integrated outsourcing solutions for customers' remittance processing, freight bill processing, corporate accounts payable and imaging functions. Customers of the Company's Merchant Services and Corporate Services are diverse in terms of both industries and size with no significant concentration in any particular industry or customer type. Through an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"), which contract accounts for approximately $49 million in annual revenues for the Company, Travel Services acts as a processor and clearing house of all airline ticket payment transactions generated by travel agents in the United States.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         Financial statements prepared in accordance with generally accepted accounting principles necessitate the use of estimates and assumptions by management that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure requirement for contingent assets and liabilities during and at the date of the financial statements. As a consequence, actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company recognizes as fee income the amounts charged by its various businesses for the related processing activities. All revenues are recognized at the time services are rendered.

CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE

         Cash equivalents consist of highly liquid bank overnight repurchase agreements which are readily convertible to cash. Securities available for sale are short-term, tax-exempt, marketable securities which are stated at cost which approximates fair market value.

FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash equivalents, marketable securities, accounts receivable, restricted deposits, accounts payable, merchants payable, and payables to affiliates. The carrying values of these financial instruments approximate their fair values.

CHECK INVENTORY

         The amount paid for checks submitted to the Company by merchants participating in its various check guarantee programs are recorded in an inventory account at the amount the Company deems ultimately collectible, subject to revision based on a continual review of collection statistics. The check inventory is classified as current in accordance with trade practice.

RESTRICTED DEPOSITS--CLIENTS FUNDS

         The Company's travel and freight processing businesses regularly receive funds as part of the settlement process in advance of the related disbursement. Such monies are set aside in restricted accounts and a liability is recorded for an equal and offsetting amount. As such, client funds are not eligible for use by the Company in its operations other than to pay related liabilities. In all cases, client funds are invested in highly liquid, investment grade interest bearing securities. Investment of client funds in equity securities is prohibited by the Company's investment guidelines established by the Board of Directors.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life or term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, while improvements that extend the useful life of the related asset are capitalized and depreciated over the remaining life of the related asset. The ranges of estimated useful lives are as follows:


Furniture and equipment                                        3 to 10 years
Building and leasehold improvements                            5 to 40 years
Property leased from affiliates                                     35 years
Land improvements                                                   15 years
Software                                                        3 to 5 years

         Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized in income. Depreciation expense was $10.3 million, $8.1 million, and $7.3 million in 1996, 1995, and 1994, respectively.

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment is measured based on the present value of expected future cash flows from the use of the asset and its eventual disposition. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. The adoption of this statement had no effect on the Company's financial position or results of operations.

CAPITALIZED SOFTWARE COSTS

         The Company capitalizes certain costs incurred to develop or obtain internal-use software. For purposes of amortization and impairment, capitalized costs would be treated in the same manner as other long-lived assets. To be considered as internal-use software the software is either acquired, internally developed, or modified solely to meet the Company's internal needs with no plans to market the software externally. For the year ended December 31, 1996 and 1995, the Company capitalized $6.1 million and $1.2 million of software development costs, respectively. Project costs that are considered research and development costs are expensed as incurred.

         Capitalized software development and purchased software costs are reported at unamortized cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated life of the software, not to exceed five years. For the years ended December 31, 1996, 1995 and 1994, the Company recorded $1.3 million, $.6 million and $.5 million of amortization of capitalized software costs, respectively, based on the straight-line method.

DEFERRED CONTRACT COSTS

         Deferred contract costs include costs incurred to acquire new customer contracts and costs allocated to purchased customer contracts. In addition, internal non-recurring and incremental expenditures directly related to and incurred during the start-up phase of major new customer contracts are capitalized.

         These costs are amortized on a straight-line basis over the life of the customer contract. Recoverability of these costs is assessed on an ongoing basis and writedowns to net realizable values are recorded as necessary.

ACQUISITIONS

         Operations of companies acquired in purchase transactions are included in the statements of income from the respective acquisition dates. The excess of the purchase price over the net assets acquired (goodwill) is amortized on a straight-line basis over 40 years.

MERCHANT PAYABLE--CHECK SERVICES

         As part of its check services operations, the Company reimburses merchants for checks that are dishonored. The liability to merchants for returned checks guaranteed by the Company is established in part based upon an estimate of the volume of checks accepted by the various merchants which are expected to be dishonored. Differences between the estimated and actual merchant guaranteed check liability are recorded at the time the checks are acquired from the merchants.

ACCRUED BANKCARD ASSESSMENTS

         The liability to the VISA(R) and MasterCard(R) organizations originating from the Company's agreements with these agencies as an authorized processor is accrued and settled on a monthly and quarterly basis, respectively. The Company recovers these assessment charges through various contractual arrangements with its customers.

INCOME TAXES

         The Company is included in the consolidated federal income tax return of NCC. NCC's policy is to allocate income taxes to its subsidiaries on a separate return basis.

NET INCOME PER SHARE

         Net income per share is based upon the weighted average number of common shares outstanding during each period. The effect of common stock equivalents on earnings per share is not material. The number of common shares used in the determination of per share amounts has been adjusted in all periods presented to give retroactive effect to the 57,465.67 for 1 stock split which was effective on June 6, 1996.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

C.  ACQUISITIONS

         In January 1994, the Company acquired certain assets of CTI Logistics, Inc., a freight payment processor. This transaction was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values.

         In December 1995, the Company acquired certain of the assets of the remittance processing business of First Data Resources Inc. (FDR) under an agreement wherein the Company will provide remittance processing for current and future customers of FDR. Approximately $6.3 million was allocated to the cost of the contract which is being amortized over 15 years.

D.  TRANSACTIONS WITH AFFILIATES

         The Company leases certain facilities from National City Bank of Kentucky (NCBK), a wholly owned subsidiary of NCC, under long-term agreements classified as "Property Leased From Affiliate" in the accompanying financial statements. Future minimum payments under these leases, which expire between 1999 and 2019, are $4.7 million, including interest of $2.6 million.

         The Company uses the proof and transit department of NCBK to provide processing for remittances. The charges for these services, which are included in operating expenses, were $4.1 million in 1996 and $3.7 million in 1995 and 1994.

         The Company receives certain administrative services, such as internal audit and legal, from NCC and its affiliates. Charges for these services are included in general and administrative expenses and totaled $3.4 million, $3.9 million, and $3.5 million in 1996, 1995, and 1994, respectively.

E. OTHER INCOME

         During the fourth quarter of 1996, the Company sold a portfolio of card and check contracts. Accordingly, the Company recognized a $3.9 million gain related to this portfolio sale which has been recorded as other income.


F.  OPERATING LEASES

         The Company leases various offices, facilities, and equipment under noncancellable lease agreements with expiration dates through 2008. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $5.2 million in 1997; $4.0 million in 1998; $3.4 million in 1999; $3.1 million in 2000; $2.0 million in 2001; and $9.9 million thereafter. Rent expense under operating leases was $6.0 million, $5.6 million, and $5.1 million in 1996, 1995 and 1994, respectively.

G.  INCOME TAXES

         The provision for income taxes consists of the following (in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------
                                                                                   1996            1995            1994
                                                                                   ----            ----            ----
  Current Federal                                                                  $16,457         $14,826         $11,163
  Deferred Federal                                                                     917            (812)           (843)
  State                                                                              4,300           4,559           4,007
                                                                                     -----         -------         -------
                                                                                   $21,674         $18,573         $14,327
                                                                                   =======         =======         =======

         The temporary differences that gave rise to deferred tax assets and liabilities, which are included in the income tax receivable from or payable to NCC, are as follows (in thousands):

                                                                                                              DECEMBER 31,
                                                                                                             --------------
                                                                                                             1996      1995
                                                                                                             ----      ----
Deferred tax assets:
  Accrued expenses                                                                                          $   412  $   673
  Pension                                                                                                        15      453
  Benefits and deferred compensation                                                                            829      854
  Other                                                                                                           -       26

Deferred tax liabilities:
  Depreciation                                                                                               (1,359)  (1,342)
  Amortization                                                                                                  (74)    (122)
  Other                                                                                                        (518)    (319)
                                                                                                             ------   ------

Net deferred tax (liabilities) assets                                                                        ($ 695)  $  223
                                                                                                             ======   ======

         The reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                       ----------------------------------
                                                                                       1996           1995            1994
                                                                                       -----------------------------------

U.S. statutory rate                                                                   35.0%           35.0%          35.0%
Non-deductible amortization                                                            1.2             1.5            2.0
State taxes, net of federal benefit                                                    5.4             6.7            7.8
Other                                                                                  (.7)           (1.3)          (2.1)
                                                                                    -------         -------        -------
                                                                                      40.9%           41.9%          42.7%
                                                                                    =======         =======        =======


H.  EMPLOYEE BENEFIT PLANS

         An employee thrift plan offers all employees who meet certain age and eligibility requirements a program of regular savings and investment funded by their own contributions and discretionary matching contributions of the Company. The Company recorded $2.3 million, $2.1 million, and $1.6 million, respectively, in matching contributions during 1996, 1995 and 1994.

         The Company receives a charge from NCC for the administration of the remaining assets and liabilities associated with a curtailed defined benefit retirement plan which amounted to $.1 million, $.2 million, and $.5 million in 1996, 1995, and 1994, respectively.



I.  STOCK OPTIONS

         The Company maintains two stock-based compensation plans that allow for the granting of stock options to eligible employees and directors. The Company has elected not to adopt the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires a fair-value based method of accounting for stock options and similar equity awards, and will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock-based compensation plans. Included below are pro forma net income and earnings per share, as required by SFAS No. 123, determined as if the Company had accounted for stock options granted in 1996 under the provisions of SFAS No. 123.

         On June 5, 1996, the Company was authorized to grant up to 4,000,000 options under an employee stock option plan (the "Employee Plan") and up to 200,000 options under a non-employee directors stock option plan (the "Directors Plan"). These options are for the purchase of shares of common stock at their market price at the date of grant. The Employee Plan pertains to officers and key employees and the Directors Plan pertains to certain directors. For both plans, these options generally become exercisable 33% annually beginning one year from the date of grant and expire not later than ten years from the date of grant.

         A summary of stock option activity follows:


                                                       Shares
                                  ----------------------------------------------            Weighted
                                            Available                                     Average Price
                                            for Grant              Outstanding              Per Share
                                  ---------------------- ------------------------ -----------------------------
                      Authorized             4,200,000                      0
                         Granted            (2,312,500)             2,312,500                 $16.68
                       Cancelled                81,667                (81,667)                $16.50
                                            ----------              ---------
               December 31, 1996             1,969,167              2,230,833                 $16.68
                                            ==========              =========


         At December 31, 1996, there were no exercisable options under the Company's option plans. For options outstanding at December 31, 1996, the option price per share ranged from $16.50 to $20.50, the weighted average price per share of the options was $16.68, and the weighted-average remaining contractual life of the options was 9.6 years. The weighted-average grant date fair value of options granted in 1996 was $9.04.

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1996 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

         The following weighted-average assumptions were used in the option pricing model: a risk-free interest rate of 6.54%, an expected life of the option of 7 years, an expected dividend yield of 0%, and a volatility factor of
 .412%.

         Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, net income and earnings per share for 1996 would have been $29,756,000 and $.65, respectively.

         As a result of a partial year's vesting in 1996, and possible changes in assumptions used in the fair value calculation, the effects of applying SFAS No. 123 in 1996 may not be representative of the pro forma impact in future years.

J.  COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

K. QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

Selected quarterly data for the years ended December 31, 1996 and 1995 are as follows (in thousands, except per share amounts):


                                                                             1996
                                        ---------------------------------------------------------------------------------
                                         FIRST              SECOND            THIRD             FOURTH
                                        QUARTER            QUARTER           QUARTER           QUARTER             YEAR
                                        -------            -------           -------           -------            -------
Revenues                                 $83,947           $91,757           $97,069          $100,920        $373,693
Operating profit                           9,911            12,662            12,010            15,661          50,244
Net income                                 5,860             7,352             7,604            10,538          31,353
Net income per share                        $.14              $.17              $.16              $.21            $.68
Weighted average shares                   43,100            43,100            47,597           50,575           46,090


                                                                             1995
                                        ---------------------------------------------------------------------------------
                                         FIRST              SECOND            THIRD             FOURTH
                                        QUARTER            QUARTER           QUARTER           QUARTER             YEAR
                                        -------            -------           -------           -------            -------
Revenues                                $78,350           $84,902           $85,136           $90,907          $339,295
Operating profit                          8,789            10,719            10,496            13,755            43,759
Net income                                5,167             6,301             6,170             8,168            25,806
Net income per share                       $.12              $.15              $.14              $.19              $.60
Weighted average shares                  43,100            43,100            43,100            43,100            43,100