Form 10-Q
period 1997-03-31
NATIONAL PROCESSING INC
filed 1997-05-12
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (502) 326-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes X         No
                                                  ---          ---


The number of share outstanding of the Registrant's Common Stock as of May 12, 1997 was 50,575,000.

                            NATIONAL PROCESSING, INC.

                                     INDEX

PART I.        FINANCIAL INFORMATION
                                                                          PAGE NO.
                                                                          -------
               Item 1.   Consolidated Financial Statements (unaudited)

                         Consolidated Balance Sheets -- March 31, 1997
                         and December 31, 1996                                3

                         Consolidated Statements of Income -- Three
                         Months Ended March 31, 1997 and 1996                 4

                         Consolidated Statements of Cash Flows -- Three
                         Months Ended March 31, 1997 and 1996                 5

                         Notes to Consolidated Financial Statements           6

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        8

PART II        OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K                     11


SIGNATURES


                            NATIONAL PROCESSING, INC
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                        (Unaudited)
                                                                          March 31     December 31
                                                                            1997          1996
                                                                          --------      --------
    ASSETS
      Current assets:
          Cash and cash equivalents                                        $19,594        $3,330
          Securities available for sale                                    116,839       122,402
          Accounts receivable-trade                                         70,800        91,239
          Check inventory                                                    5,657         6,423
          Restricted deposits-client funds                                  60,224        50,029
          Other current assets                                               5,231         2,477
                                                                          --------      --------
      Total current assets                                                 278,345       275,900

      Property and Equipment:
         Furniture and equipment                                            83,653        80,702
         Building and leasehold improvements                                16,143        15,376
         Software                                                           14,318        12,455
         Property leased from affiliate                                      4,173         4,173
         Land and improvements                                                 855           855
                                                                          --------      --------
                                                                           119,142       113,561
         Accumulated depreciation and amortization                          59,066        56,554
                                                                          --------      --------
                                                                            60,076        57,007

      Other assets:
         Goodwill, net of accumulated amortization of $8,082 in 1997
         and $7,955 in 1996                                                 76,561        70,631
         Deferred contract costs,net                                        14,046        12,535
         Other assets                                                        1,254         1,231
                                                                          --------      --------
      Total other assets                                                    91,861        84,397
                                                                          --------      --------

      Total assets                                                        $430,282      $417,304
                                                                          ========      ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
          Restricted deposits-client funds                                 $60,224       $50,029
          Accounts payable-trade                                             3,543         8,089
          Merchant payable- check services                                   5,932         6,466
          Accrued bankcard assessments                                      14,203        17,218
          Income tax payable to NCC                                          2,370         2,605
          Other accrued liabilities                                         19,897        14,672
                                                                          --------      --------
      Total current liabilities                                            106,169        99,079

      Obligation under property leased from affiliate                        2,491         2,527
      Long-term debt                                                         4,000             -
      Other long-term liabilities                                            1,554             -
                                                                          --------      --------

      Total liabilities                                                    114,214       101,606

      Shareholders' equity:
          Preferred stock, without par value; 5,000,000 shares authorized;
             no shares issued or outstanding                                     -             -
          Common stock, without par value; 95,000,0000 shares authorized;
             50,575,000 shares issued and outstanding                            1             1
          Contributed capital                                              175,215       175,215
          Retained earnings                                                140,852       140,482
                                                                          --------      --------
      Total shareholders' equity                                           316,068       315,698
                                                                          --------      --------

      Total liabilities and shareholders' equity                          $430,282      $417,304
                                                                          ========      ========


                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                    (In Thousands, except per share amounts)
                                                Three Months Ended
                                                     March 31
                                                  1997       1996
                                                --------   --------
    Revenues                                     $88,420    $83,947
    Operating expenses                            48,091     45,332
    Wages and benefits                            17,651     14,204
    General and administrative expenses:
      Recurring                                   13,235     11,524
      Restructuring charge                         6,340          -
    Depreciation and amortization                  4,009      2,976
                                                 -------    -------

    OPERATING (LOSS) PROFIT                         (906)     9,911

    Net interest income                            1,084        294
                                                 -------    -------

    Income before income taxes                       178     10,205

    (Benefit from) provision for income taxes       (192)     4,345
                                                 -------    -------

    NET INCOME                                      $370     $5,860
                                                 =======    =======

    NET INCOME PER SHARE                           $0.01      $0.14
                                                 =======    =======

    Shares used in computation                    50,575     43,100


                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In Thousands)
                                                                    Three Months Ended
                                                                         March 31
                                                                   1997           1996
                                                                  -------       -------
    OPERATING ACTIVITIES
       Net income                                                    $370        $5,860
       Items not requiring cash currently:
         Depreciation and amortization                              4,009         2,976
         Restructuring charge                                       6,340             -
       Change in current assets and liabilities:
         Accounts receivable                                       21,031        20,595
         Check inventory                                              766           104
         Accounts payable-trade                                    (5,015)       (3,468)
         Merchant payable-check services                             (534)        1,476
         Accrued bankcard assessments                              (3,015)       (4,404)
         Income taxes payable                                        (362)        2,955
         Other current assets/liabilities                          (1,244)       (9,207)
       Other, net                                                  (2,378)          160
                                                                  -------       -------

         Net cash provided by operating activities                 19,968        17,047
                                                                  -------       -------

    INVESTING ACTIVITIES
       Capital expenditures                                        (7,481)       (3,513)
       Purchases of securities available for sale                (146,752)            -
       Proceeds from sales and maturities of securities
          available for sale                                      152,315             -
       Acquisitions, net of cash acquired                          (1,750)            -
                                                                  -------       -------

         Net cash (used) for investing activities                  (3,668)       (3,513)
                                                                  -------       -------

    FINANCING ACTIVITIES
       Principal payments under property leased from affiliate        (36)          (36)
                                                                  -------       -------

         Net cash (used) for financing activities                     (36)          (36)
                                                                  -------       -------

    Net increase in cash and cash equivalents                      16,264        13,498

    Cash and cash equivalents, beginning of period                  3,330        22,618
                                                                  -------       -------

    Cash and cash equivalents, end of period                      $19,594       $36,116
                                                                  =======       =======

    SUPPLEMENTAL DISCLOSURES
       Taxes paid                                                   ($280)        ($900)

                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1. ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, although the balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with National Processing, Inc.'s (the "Company") audited consolidated financial statements for the year ended December 31, 1996 which include full disclosure of relevant financial policies and information.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Earnings Per Share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Under the new requirements, primary earnings per share will be replaced by a more simply calculated basic earnings per share which will not include the impact of any potentially dilutive securities. For the periods ended March 31, 1997 and 1996, the Company's reported net income per share is calculated using only weighted average shares outstanding due to the immateriality of potentially dilutive securities. As a result, primary earnings per share for the quarters presented here will not be impacted by the new statement. The Company will however be required to report diluted earnings per share under the new Statement which will include the assumed conversion of all potentially dilutive securities.

3. RESTRUCTURING CHARGE

During the three month period ended March 31, 1997, the Company recorded non-recurring expenses of $6,340,000 for severance pay and other costs related to organizational restructuring. These charges decreased net income and earnings per share by approximately $3,867,000 and $.08 respectively. At March 31, 1997, other accrued liabilities and other long-term liabilities include $3.9 million and $1.6 million, respectively, related to the restructuring charge.

4. CONTINGENT LIABILITIES

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

5. RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

6. ACQUISITION OF NTA, INC.

On February 4, 1997, the Company acquired all of the outstanding shares of NTA, Inc., a freight payment processing company, for $1.0 million in cash and $4.0 million in notes payable. The notes, plus accrued interest at 5.125%, are due and payable in February 1999. The notes payable plus accrued interest is subject to increases if the market price of the Company's common stock exceeds $19 per share and is subject to decreases if NTA's 1997 pre-tax income does not reach certain targeted threshholds.

The results of NTA's operations are included in the Company's results of operations for the months of February and March 1997. The proforma effect of this transaction was not material to the previously reported periods.

Supplemental cash flow information related to the acquisition is as follows:

(Dollars in thousands)
------------------------------------------------------------
Net assets other than cash acquired                     ($18)
Purchase price in excess of net assets acquired       (5,732)
Note issued at acquisition date                        4,000
                                                     -------
Net cash used to acquire NTA, Inc.                   ($1,750)
                                                     =======

7. PROVISION FOR INCOME TAXES

The income tax benefit for the period ended March 31, 1997 results primarily from approximately $1.3 million of interest income from municipal securities which is not subject to federal income tax.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL

         National Processing, Inc. (The "Company") provides low-cost, high-volume transaction processing services and customized processing solutions. The Company deploys technology and applications software primarily to merchants and other commercial businesses, corporations and providers of travel-related services.

         The Company is an Ohio corporation that was formerly a wholly owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company. Following the Company's initial public offering in August 1996, National City Corporation continued to own 85% of the Company's outstanding common stock.

COMPONENTS OF REVENUE AND EXPENSES

         Revenues. The Company's revenues are generated from a variety of sources through the Company's wholly owned subsidiary National Processing Company. Merchant Services revenues are primarily derived from fees paid by merchants for the authorization, processing, and settlement of credit and debit card transactions, exclusive of interchange fees, and for the acceptance of checks. Merchant fees include assessment fees, which are amounts charged by credit card associations for clearing services, advertising and other expenses. Revenues from Corporate Services are derived from transaction fees for the processing of remittances, accounts payable and freight bills, and for providing integrated document solutions involving electronic imaging, archival, processing and payment settlement. Revenues from Travel Services depend primarily on the volume of ticket sales by travel agents on behalf of airlines. A small portion of revenues are derived from earnings on cash balances which are maintained by customers pursuant to contract terms. Revenues derived from services provided to affiliates are immaterial.

         Expenses. Operating expenses include all direct costs of providing services to customers, excluding hourly labor. The most significant components of operating expenses are assessment fees, authorization fees and data processing expenses. Wages and benefits include wages and benefits for hourly employees. General and administrative expenses include management salaries and benefits, facilities maintenance and software applications programming. Depreciation of property and equipment and software amortization are recognized on a straight-line basis over the estimated useful life of the related asset. Amortization of goodwill associated with acquisitions is recognized over forty years. Amortization of other costs associated with the purchase of contracts or other business assets is recognized over varying periods from three to fifteen years based upon the contract period and projected revenue stream.

RESULTS OF OPERATIONS

         The following table summarizes the Company's operating results as a percentage of revenues for the periods indicated:

                                                                         Three Months
                                                                             Ended
                                                                           March 31
                                                              -------------------------------------
                                                                    1997                1996
                                                              ------------------  -----------------
Revenues                                                             100.0%              100.0%
Operating expenses                                                    54.4                54.0
Wages & benefits                                                      19.9                16.9
General & administrative expenses:

    Recurring                                                         15.0                13.7
    Non-recurring                                                      7.2                  -
Depreciation & amortization                                            4.5                 3.6
                                                              ------------------  -----------------

Income from operations                                                (1.0)               11.8
Net interest income                                                    1.2                  .4
                                                              ------------------  -----------------

Income before taxes                                                     .2                12.2
(Benefit from) provision for income taxes                              (.2)                5.2
                                                              ------------------  -----------------

Net income                                                              .4%                7.0%
                                                              ------------------  -----------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Revenues. Consolidated revenue increased $4.5 million, or 5.3%, to $88.4 million for the period ended March 31, 1997, from $83.9 million for the comparable 1996 period. The increase was primarily due to revenue gains in Corporate Services and Merchant Services offset by reduced revenue in Travel Services. Corporate Services revenue growth of $5.1 million or 23.0% was attributable to increased volumes at the Company's remittance, electronic imaging solutions, and payables operations. Merchant Services revenues increased $1.8 million or 3.7% in 1997, compared to 1996, due to increased transaction volume. The Company processed 633 million transactions during the 1997 period, representing a 10.8 % transaction volume increase over the prior period.

         The composition of the Company's revenues for these periods is as follows:

                                                For the Three Months Ended
                                                         March 31
                                            -------------------------------------
                                                   1997                1996
                                            -------------------------------------
Merchant Services                                  56.1%               56.9%
Corporate Services                                 31.0                26.6
Travel Services                                    12.9                16.5

         Costs and Expenses. Consolidated costs and expenses increased $15.3 million, or 20.7%, to $89.3 million for the period ended March 31, 1997 from $74.0 million during the comparable 1996 period. The largest item included in this increase was $6.3 million of non-recurring general and administrative expense for severance pay and other costs related to organizational restructuring. The expense increases unrelated to the restructuring of approximately $9.0 million are primarily the result of volume from new business as further described in the paragraphs below.

         Operating expenses increased $2.8 million, or 6.2% to $48.1 million for the period ended March 31, 1997 from $45.3 in 1996. The increase was primarily due to higher uncollectible check expense as a result of increases in guarantee volume and guarantee mix changes, and increases in purchased services at Merchant Services and Corporate Services resulting from increased volumes. These increases were offset by lower operating expenses at Travel Services due to lower volume.

         Wages and benefits increased $3.4 million, or 24.3%, to $17.7 million for the period ended March 31, 1997, from $14.2 million in 1996, primarily due to higher wages and benefit in Corporate Services as a result of new business volume.

         General and administrative expenses increased $8.1 million, or 69.9%, to $19.6 million for the period ended March 31, 1997 from $11.5 million in 1996. The increase was primarily due to non-recurring general and administrative expenses of $6.3 million for severance pay and other costs related to organizational restructuring. In addition, recurring general and administrative expenses increased approximately $1.7 million as a result of increased marketing efforts and additional overhead expenses associated with operating as a public company.

         Depreciation and amortization for the period ended March 31, 1997 was $4.0 million, up from $3.0 million for the same period in 1996. This increase was primarily due to greater expenditures on fixed assets relating to technology improvements and initiatives.

         Net interest income. Net interest income increased to $1.1 million for the first quarter of 1997 from $.3 million last year. The increase is the result of interest income generated from the initial public offering proceeds received in August 1996.

         Tax Provision. Income taxes for the period ended March 31, 1997 were a $.2 million benefit compared to a $4.3 million expense in 1996. The decrease results from the reduction of pre-tax income by $10.0 million to $.2 million for the period ended March 31, 1997, from $10.2 in 1996, and from non-taxable interest income of $1.3 million in the 1997 period.

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

         The Company's capital expenditures include amounts for computer systems hardware and software as well as scanning and other document processing equipment. During the period ended March 31, 1997, the Company's capital expenditures totaled $7.5 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $20.0 million. Operating cash flow during the period ended March 31, 1996 totaled $17.0 million and capital expenditures were $3.5 million. The Company expects capital expenditures for the remainder of 1997 to be approximately $16.0 million principally to enhance processing capabilities in its Merchant Services and Corporate Services operations. It is anticipated that these expenditures will be funded with operating cash flows.

         As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support its revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs are expected to be financed through operating cash flow and current cash and investment balances. The Company maintains cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $60.2 million and $50.0 million as of March 31, 1997 and December 31, 1996, respectively.

OUTLOOK AND RECENT DEVELOPMENTS

         The Company's financial results are to a large extent dependent on the performance of its merchant card services business. Revenue from this business is a function of competitive pricing conditions in the merchant card services market and volume of transactions processed. The ability to successfully renew merchant contracts is significant to preserving and growing marginal profit. Revenue growth and margins will suffer in the near term if current competitive prices persist in the merchant card services market. To offset some of the effects of margin pressure, the Company is implementing overhead reductions at the corporate and business line levels.

         The Company's Travel Services business derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under its contract with the ARC, which expires in December 2001. The Company expects that revenues received under the ARC contract will decline as the ARC offers an electronic settlement system designed to displace the labor costs of processing paper transactions. Pursuant to the contract, the Company has also completed certain projects for which it has earned revenue and profit bonuses in the past three years that are no longer available. As a result of these developments, the Company's revenues and net income associated with the ARC contract decreased approximately $2.4 million and $.2 million respectively for the period ended March 31, 1997 from the comparable 1996 period. The Company expects that the effect of the loss of these bonuses and the reduction in labor costs will be to reduce net income associated with the ARC contract by approximately an additional $1.8 million in the remainder of 1997 and that additional cost reductions will reduce net income associated with the ARC contract by an additional $500,000 in each subsequent year through the end of the current contract term.

         The Company's gross margin is a sensitive function of the product mix sold, transaction volume and pricing, the ability to purchase third-party services at reasonable prices, and the implementation of new technology solutions which drive labor costs down.

         On March 19, 1997, the company filed a report on Form 8-K announcing that full year 1997 earnings could be as much as a third below First Call analyst consenus estimates of $.73 per share.

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

         Certain matters discussed in this report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from such statements, including the Company's ability to attract and retain profitable customer accounts; its ability to execute its growth strategy by consummating mergers and acquisitions, as well as its ability to integrate and manage new businesses; competitive factors generally, in particular price competition; and other risks detailed from time to time in the Registrant's SEC reports, including its Registration Statement on Form S-1, filed on August 7, 1996.

                           PART II - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

a.       EXHIBITS

3.1      (i)      Amended Articles of Incorporation of the Company.  (A)

3.1      (ii)     Code of Regulations of the Company.  (A)

10.1 Employment Agreement and Undertaking of Confidentiality between the Company and Robert E. Showalter dated March 11, 1997.

10.2 Stock Options Agreement between the Company and Robert E. Showalter dated March 11, 1997.

27.1     Financial Data Schedule.

B.       REPORTS ON FORM 8-K

             March 5, 1997:  On March 5, 1997, National Processing, Inc.
                  announced that two of its senior executives, Richard A. Alston, and Kurt S. Knipp, were resigning to pursue other interests, effective immediately. Mr. Alston had been Executive Vice President, Finance and Development, and Mr. Knipp had been Executive Vice President, Merchant Card Services.

              March 24, 1997:  On March 12, 1997, National Processing, Inc.
                  announced that, effective immediately, Robert E. Showalter had been named president and chief executive officer, succeeding Tony G. Holcombe, who resigned.

                  National Processing, Inc. also announced that first quarter 1997 earnings were expected to fall below the consensus estimate of $.12 per share as of February 28, 1997 and that full year 1997 earnings could fall below the consensus estimate of $.73 per share by as much as a third if certain identified trends continue.

(A) Exhibit is incorporated herein by reference to the applicable exhibit in the Company's Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NATIONAL PROCESSING, INC.

Date: May 12, 1997           By:
                             Jim W. Cate
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial Officer)

                             By:
                             Danny L. McDaniel
                             Vice President and Controller
                             (Principal Accounting Officer)