Form 10-Q
period 1997-06-30
NATIONAL PROCESSING INC
filed 1997-08-14
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from               to
                                       ---------------  --------------

                         COMMISSION FILE NUMBER: 1-11905

                            NATIONAL PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

           OHIO                                         61-1303983
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

One Oxmoor Place
101 Bullitt Lane, Suite 450
Louisville, Kentucky                                         40222
     (Address of principal executive offices)              (Zip Code)

                                 (502) 326-7000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      X     No
                                                   -------       -------

The number of shares outstanding of the Registrant's Common Stock as of August 12, 1997 was 50,575,000.

                            NATIONAL PROCESSING, INC.

                                      INDEX

    PART I.        Financial Information
    -------        ----------------------
                                                                                                          Page No.
                                                                                                          --------
                   Item 1.      Consolidated Financial Statements (unaudited)

                                Consolidated Balance Sheets - June 30, 1997
                                and December 31, 1996                                                        3

                                Consolidated Statements of Income - Three
                                and Six Months Ended June 30, 1997 and 1996                                  4

                                Consolidated Statements of Cash Flows - Six
                                Months Ended June 30, 1997 and 1996                                          5

                                Notes to Consolidated Financial Statements                                   6

                   Item 2.      Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                                8

    PART II        Other Information
    -------        -----------------

                   Item 4.      Submission of Matters to Shareholders

                                    On May 13, 1997, at the Annual Meeting of
                                Shareholders of the Registrant, shareholders took the following actions:

                                1.  Elected as directors all nominees designated in the
                                proxy statement of March 31, 1997, as follows:

                                                                         Number of Votes
                                                                      For             Withheld

                                James R. Bell, III                 48,503,018           95,980
                                Aureliano Gonzalez-Baz             48,495,193          103,805
                                Preston B. Heller, Jr.             48,498,118          100,880
                                Robert G. Siefers                  48,498,318          100,860

                                2.  Approved the selection of Ernst & Young LLP,
                                independent accountants, as auditors for the year 1997:
                                48,566,580 votes cast for, 23,995 votes cast against,
                                8,423 votes withheld.

                   Item 6.      Exhibits and Reports on Form 8-K                                            13


    SIGNATURESpf                                                                                            14

                            National Processing, Inc
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                       (Unaudited)
                                                                         June 30  December 31
                                                                           1997       1996
                                                                         --------   --------
ASSETS
  Current assets:
      Cash and cash equivalents                                          $ 26,362   $  3,330
      Securities available for sale                                       101,907    122,402
      Accounts receivable-trade                                            67,218     91,239
      Check inventory                                                       5,033      6,423
      Restricted deposits-client funds                                    102,257     50,029
      Other current assets                                                  6,245      2,477
                                                                         --------   --------
  Total current assets                                                    309,022    275,900

  Property and Equipment:
     Furniture and equipment                                               86,972     80,702
     Building and leasehold improvements                                   16,666     15,376
     Software                                                              16,171     12,455
     Property leased from affiliate                                         4,173      4,173
     Land and improvements                                                    855        855
                                                                         --------   --------
                                                                          124,837    113,561
     Accumulated depreciation and amortization                             62,305     56,554
                                                                         --------   --------
                                                                           62,532     57,007
  Other assets:
     Goodwill, net of accumulated amortization of $9,006 in 1997
     and $7,955 in 1996                                                    88,418     70,631
     Deferred contract costs, net                                          14,036     12,535
     Other assets                                                           1,277      1,231
                                                                         --------   --------
  Total other assets                                                      103,731     84,397
                                                                         --------   --------

  Total assets                                                           $475,285   $417,304
                                                                         ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
      Restricted deposits-client funds                                   $102,257   $ 50,029
      Accounts payable-trade                                                2,745      8,089
      Merchant payable-check services                                       5,862      6,466
      Accrued bankcard assessments                                         16,005     17,218
      Income tax payable to NCC                                             1,336      2,605
      Other accrued liabilities                                            16,100     14,672
                                                                         --------   --------
  Total current liabilities                                               144,305     99,079

  Obligation under property leased from affiliate                           2,455      2,527
  Long-term debt                                                            4,000       --
  Other long-term liabilities                                               1,300       --
                                                                         --------   --------
  Total liabilities                                                       152,060    101,606

  Shareholders' equity:
      Preferred stock, without par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                     --         --
      Common stock, without par value; 95,000,0000 shares authorized;
         50,575,000 shares issued and outstanding                               1          1
      Contributed capital                                                 175,215    175,215
      Retained earnings                                                   148,009    140,482
                                                                         --------   --------
  Total shareholders' equity                                              323,225    315,698
                                                                         --------   --------

  Total liabilities and shareholders' equity                             $475,285   $417,304
                                                                         ========   ========


                 See notes to consolidated financial statements

                            National Processing, Inc.
                        Consolidated Statements of Income
                                    Unaudited
                    (In thousands, except per share amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30               June 30
                                         1997       1996       1997      1996
                                       --------   --------   --------   --------
Revenues                               $ 94,969   $ 91,757   $183,389   $175,704
Operating expenses                       51,262     49,293     99,353     94,625
Wages and benefits                       17,547     15,531     35,198     29,735
General and administrative expenses:
  Recurring                              12,534     10,879     25,769     22,403
  Restructuring charge                     --         --        6,340       --
Depreciation and amortization             3,968      3,392      7,977      6,368
                                       --------   --------   --------   --------
OPERATING PROFIT                          9,658     12,662      8,752     22,573

Net interest income                       1,229        259      2,313        553
                                       --------   --------   --------   --------
Income before income taxes               10,887     12,921     11,065     23,126

Provision for income taxes                3,730      5,569      3,538      9,915

NET INCOME                             $  7,157   $  7,352   $  7,527   $ 13,211
                                       ========   ========   ========   ========
NET INCOME PER SHARE                   $   0.14   $   0.17   $   0.15   $   0.31
                                       ========   ========   ========   ========

Shares used in computation               50,575     43,100     50,575     43,100





                 See notes to consolidated financial statements

                            National Processing, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                                Six Months Ended
                                                                     June 30
                                                                1997        1996
                                                             ---------    ---------
OPERATING ACTIVITIES
   Net income                                                $   7,527    $  13,211
   Items not requiring cash currently:
     Depreciation and amortization                               7,977        6,368
     Restructuring charge                                        4,871         --
   Change in current assets and liabilities:
     Accounts receivable                                        24,866       15,962
     Check inventory                                             1,390          770
     Accounts payable-trade                                     (6,080)      (4,726)
     Merchant payable-check services                              (604)      (1,457)
     Accrued bankcard assessments                               (1,213)      (1,564)
     Income taxes payable                                       (1,396)         768
     Other current assets/liabilities                           (3,432)      (8,974)
   Other, net                                                   (3,315)         (43)
                                                             ---------    ---------
     Net cash provided by operating activities                  30,591       20,315
                                                             ---------    ---------
INVESTING ACTIVITIES
   Capital expenditures                                        (13,327)      (8,885)
   Purchases of securities available for sale                 (307,045)        --
   Proceeds from sales and maturities of securities
      available for sale                                       327,575         --
   Acquisitions, net of cash acquired                          (14,690)        --
                                                             ---------    ---------

     Net cash (used) for investing activities                   (7,487)      (8,885)
                                                             ---------    ---------

FINANCING ACTIVITIES
   Principal payments under property leased from affiliate         (72)         (72)
                                                             ---------    ---------

     Net cash (used) for financing activities                      (72)         (72)
                                                             ---------    ---------

Net increase in cash and cash equivalents                       23,032       11,358

Cash and cash equivalents, beginning of period                   3,330       22,618
                                                             ---------    ---------

Cash and cash equivalents, end of period                     $  26,362    $  33,976
                                                             =========    =========

SUPPLEMENTAL DISCLOSURES
   Taxes paid                                                $   6,544    $   8,318








                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.    ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, although the balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with National Processing, Inc.'s (the "Company") audited consolidated financial statements for the year ended December 31, 1996 which include full disclosure of relevant financial policies and information.

In the opinion of management, the accompanying consolidated financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and include all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

Disclosures about Segments of an Enterprise and Related Information: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.

3.    RESTRUCTURING CHARGE

During the three month period ended March 31, 1997, the Company recorded non-recurring expenses of $6,340,000 for severance pay and other costs related to organizational restructuring. These charges decreased net income and earnings per share by approximately $3,867,000 and $.08, respectively. At June 30, 1997, other accrued liabilities and other long-term liabilities include $2.4 million and $1.3 million, respectively, related to the restructuring charge.

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

6.    ACQUISITIONS

On February 4, 1997, the Company acquired all of the outstanding shares of NTA, Inc., a freight payment processing company. On June 18, 1997, the Company acquired the operating assets and liabilities of Intracon, Inc., a freight payment processing company. On June 20, 1997 the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company. The combined purchase price of these acquisitions was $13.8 million in cash and $4.0 million in notes payable. The notes, plus accrued interest at 5.125% which are due and payable in February 1999, are subject to increases based upon the market price of the Company's common stock and decreases based upon the acquired company's pre-tax income. The MRS Jamaica, Inc. purchase price is subject to increase by as much as $3.25 million based upon the earnings of the acquired company during its initial twelve months of operations. The acquisitions increased the Company's goodwill by $18.2 million which is being amortized over 40 years.

The combined pro forma effect of these transactions was not material to previously reported periods.

Supplemental cash flow information related to the acquisitions is as follows:

(Dollars in thousands)
----------------------------------------------------- -------------
Net assets other than cash acquired                         ($461)
Purchase price in excess of net assets acquired           (18,229)
Notes issued                                                4,000
                                                         --------
Net cash used for acquisitions                           ($14,690)
                                                         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL STATEMENT

         National Processing, Inc. (The "Company") provides low-cost, high-volume transaction processing services and customized processing solutions. The Company deploys technology and applications software primarily to merchants and other commercial businesses, corporations and providers of travel-related services.

         The Company is an Ohio corporation that was formerly a wholly owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company. Following the Company's initial public offering in August 1996, National City Corporation continued to own 85% of the Company's outstanding common stock. In May 1997, National City Corporation purchased 1,265,000 shares of the Company's common stock in the open market and currently owns approximately 88% of the Company's outstanding common stock.

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

RESULTS OF OPERATIONS

         The following table summarizes the Company's operating results as a percentage of revenues:

                                   Three Months Ended Six Months Ended
                                         June 30          June 30
                                   ------------------  ---------------
                                      1997     1996    1997     1996
                                     -----    -----    -----    -----
Revenues                             100.0%   100.0%   100.0%   100.0%
Operating expenses                    54.0     53.7     54.2     53.9
Wages & benefits                      18.4     16.9     19.2     16.9
General & administrative expenses:
    Recurring                         13.2     11.9     14.0     12.8
    Non-recurring                       --       --      3.5       --
Depreciation & amortization            4.2      3.7      4.3      3.6
                                     -----    -----    -----    -----

Operating profit                      10.2     13.8      4.8     12.8
Net interest income                    1.3       .3      1.2       .3
                                     -----    -----    -----    -----

Income before income taxes            11.5     14.1      6.0     13.1
Provision for income taxes             4.0      6.1      1.9      5.6
                                     -----    -----    -----    -----
Net income                             7.5%     8.0%     4.1%     7.5%
                                     =====    =====    =====    =====

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenues. Consolidated revenue increased $3.2 million, or 3.5%, to $95.0 million for the period ended June 30, 1997, from $91.8 million for the comparable 1996 period. The increase was primarily due to revenue gains in Corporate Services and Merchant Services offset by revenue reductions in Travel Services. Corporate Services revenue growth of $3.9 million or 16.2% was attributable to increased volumes at the Company's remittance, payables, electronic imaging solutions, and freight operations. Merchant Services revenues increased $2.1 million or 3.8% in 1997, compared to 1996, resulting from a small increase in revenue per transaction in merchant card, due to a shift in mix toward smaller volume customers, and increased volumes in merchant check. The Company processed 680 million transactions during the 1997 period, representing a 2.4% transaction volume increase over the 1996 period.

         Costs and Expenses. Consolidated costs and expenses increased $6.2 million, or 7.9%, to $85.3 million for the period ended June 30, 1997 from $79.1 million during the comparable 1996 period.

         Operating expenses increased $2.0 million, or 4.0%, to $51.3 million for the period ended June 30, 1997 from $49.3 in 1996. The increase was primarily due to higher Merchant Services uncollectible check expense as a result of increases in guarantee volume and guarantee mix changes, and increases in purchased services at Merchant Services and Corporate Services resulting from increased volume. These increases were offset by lower operating expenses at Travel Services.

         Wages and benefits increased $2.0 million, or 13.0%, to $17.5 million for the period ended June 30, 1997, from $15.5 million in 1996, primarily due to higher wages and benefits in Corporate Services as a result of new business volume.

         General and administrative expenses increased $1.7 million , or 15.2%, to $12.5 million for the period ended June 30, 1997 from $10.9 million in 1996. The increase was primarily due to increased support functions associated with increased volume and additional overhead expenses associated with operating as a public company.

         Depreciation and amortization for the period ended June 30, 1997 was $4.0 million, up from $3.4 million for the same period in 1996. This increase was primarily due to greater expenditures on fixed assets relating to technology improvements and initiatives.

         Net Interest Income. Net interest income increased to $1.2 million for the first quarter of 1997 from $.3 million last year. The increase is the result of interest income generated from the initial public offering proceeds received in August 1996.

         Tax Provision. Income tax expense for the period ended June 30, 1997 was $3.7 million compared to $5.6 million in 1996. The decrease results from the reduction of pre-tax income, non-taxable interest income of $1.2 million in the 1997 period and a lower state tax burden.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenues. Consolidated revenue increased $7.7 million, or 4.4%, to $183.4 million for the period ended June 30, 1997 from $175.7 million for the comparable 1996 period. The increase was primarily due to gains in Corporate Services and Merchant Services offset by reductions in Travel Services. Corporate Services revenue growth of $9.0 million or 19.5% was attributable to increased volumes. Merchant Services revenues increased $3.8 million or 3.8% in 1997, compared to 1996, resulting from small increases in revenue per transaction in Merchant Card, due to a shift in mix toward smaller volume customers, and increased revenues in Merchant Check. The Company processed 1.3 billion transactions during the 1997 period, representing a 5.6% increase over the 1996 period.

         Costs and Expenses. Consolidated costs and expenses increased $21.5 million, or 14.0%, to $174.6 million for the period ended June 30, 1997 from $153.1 million during the comparable 1996 period. The largest item included in this increase was $6.3 million of non-recurring general and administrative expense for severance pay and other costs related to organizational restructuring recorded during the first quarter of 1997. The expense increases unrelated to the restructuring of approximately $15.3 million, are primarily the result of volume from new business as further described in the paragraphs below.

         Operating expenses increased $4.7 million, or 5.0%, to $99.4 million for the period ended June 30, 1997 from $94.6 in 1996. The increase was primarily due to higher uncollectible check expense as a result of increases in guarantee volume and guarantee mix changes, and increases in purchased services at Merchant Services and Corporate Services resulting from increased volumes. These increases were offset by lower operating expenses at Travel Services.

         Wages and benefits increased $5.5 million, or 18.4% to $35.2 million for the period ended June 30, 1997 from $29.7 million in 1996, primarily due to higher wages and benefits in Corporate Services as a result of new business volume.

         General and administrative expenses increased $9.7 million, or 43.3%, to $32.1 million for the period ended June 30, 1997 from $22.4 million in 1996. The increase was primarily due to non-recurring general and administrative expenses of $6.3 million for severance pay and other costs related to organizational restructuring. In addition, recurring general and administrative expenses increased approximately $3.4 million as a result of increases in support functions resulting from revenue increases, increased marketing efforts, and additional overhead expenses associated with operating as a public company.

         Depreciation and amortization for the period ended June 30, 1997 was $8.0 million, up from $6.4 million for the same period in 1996. This increase was primarily due to greater expenditures on fixed assets relating to technology improvements and initiatives.

         Net Interest Income. Net interest income increased to $2.3 million for the first half of 1997 from $.6 million last year. The increase is the result of interest income generated from the initial public offering proceeds received in August 1996.

         Tax Provision. Income tax expense for the period ended June 30, 1997 was $3.5 million compared to $9.9 million in 1996. The decrease results from the reduction of pre-tax income by $5.7 million to $7.5 million for the period ended June 30, 1997, from $13.2 million in 1996, non-taxable interest income of $2.5 million in the 1997 period, and a lower state tax burden.

LINE OF BUSINESS REVIEW

         The composition of the Company's statements of income by line of business follows:

                     -------------------------------------------------------------------------------------------------------------

                                    Merchant           Corporate            Travel
                                    Services           Services            Services            Corporate       Consolidated
                    ---------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED JUNE 30
                    ---------------------------------------------------------------------------------------------------------
(In thousands)                   1997      1996      1997      1996      1997      1996      1997    1996      1997      1996
Revenues                      $55,826   $53,772   $27,827   $23,949   $11,316   $14,036        --      --   $94,969   $91,757
Costs and expenses             48,344    44,939    23,310    19,195     8,440    10,420        18      --    80,112    74,554
                              -------   -------   -------   -------   -------   -------   -------           -------   -------
Operating profit before
     indirect expenses          7,482     8,833     4,517     4,754     2,876     3,616       (18)     --    14,857    17,203

Indirect general &
    administrative expenses     2,419     2,134     1,831     1,419       949       988        --      --     5,199     4,541
                              -------   -------   -------   -------   -------   -------   -------    ----   -------   -------
Operating profit                5,063     6,699     2,686     3,335     1,927     2,628       (18)     --     9,658    12,662
Net interest income                33       131        14        50        16        78     1,166      --     1,229       259
Provision (benefit)for
    income taxes                1,974     2,988       914     1,460       700     1,121       142      --     3,730     5,569
                              -------   -------   -------   -------   -------   -------   -------    ----   -------   -------
Net income                    $ 3,122   $ 3,842   $ 1,786   $ 1,925   $ 1,243   $ 1,585   $ 1,006      --   $ 7,157   $ 7,352
                    ---------------------------------------------------------------------------------------------------------

                                                                SIX MONTHS ENDED JUNE 30
                              ---------------------------------------------------------------------------------------------------
(In thousands)                   1997      1996     1997      1996      1997     1996       1997     1996       1997       1996
---------------------------------------------------------------------------------------------------------------------------------
Revenues                      $105,394   $101,563  $ 55,311  $ 46,296  $ 22,684 $ 27,845       --        --   $183,389   $175,704
Costs and expenses              93,715     86,817    46,526    37,124    16,895   20,811       57        --    157,193    144,752
                              --------   --------  --------  --------  -------- --------  -------             --------   --------
Operating profit before
    indirect expenses           11,679     14,746     8,785     9,172     5,789    7,034      (57)       --     26,196     30,952

Indirect general &
    administrative expenses      5,166      3,887     3,908     2,572     2,030    1,920    6,340        --     17,444      8,379
                              --------   --------  --------  --------  -------- --------  -------- --------   --------   --------
Operating profit                 6,513     10,859     4,877     6,600     3,759    5,114   (6,397)       --      8,752     22,573
Net interest income                 78        281        26       107        39      165    2,170        --      2,313        553
Provision (benefit) for             --
    income taxes                 2,824      4,908     1,792     2,834     1,475    2,173   (2,553)       --      3,538      9,915
                              --------   --------  --------  --------  -------- --------  -------- --------   --------   --------
Net income                    $  3,767   $  6,232  $  3,111  $  3,873  $  2,323 $  3,106 ($ 1,674)       --   $  7,527   $ 13,211
                              ---------------------------------------------------------------------------------------------------

         Indirect general and administrative expenses are allocated to the lines of business based upon various methods determined by the nature of the expenses. The Corporate entity reflects interest income and related expenses from the proceeds of the Company's August 1996 initial public offering, a $6.3 million non-recurring charge during the first quarter of 1997 for severance pay and other costs related to organizational restructuring, and the related income tax expenses.

         The following is an analysis of the Company's income as derived from its three lines of business, Merchant Services, Corporate Services and Travel Services.

Merchant Services.

         Merchant Services authorizes, processes and settles credit and debit card transactions and authorizes and collects checks for a variety of merchants. Historically, the Company has derived a substantial portion of its merchant card revenues from larger merchants. In this competitive pricing environment, the Company is contiually negotiating customer contracts during which it encounters both client gains and losses. The ability to successfully renew and obtain merchant contracts is significant to preserving and growing marginal profit.
Net income was $3.1 million and $3.8 million for the second quarter and first six months of 1997, respectively, compared to $3.8 million and $6.2 million for the comparable 1996 periods. The decreases in net income resulted primarily from higher uncollectable check expenses due to changes in guarantee mix, increases in costs associated with technology enhancements, and increases in purchased services resulting from increased volume. These decreases in pre-tax income were partially offset by reductions in income tax expense resulting from lower taxable income and lower state tax burdens.

Corporate Services.

         Corporate Services processes remittances, accounts payable and freight bills and provides integrated document solutions involving electronic imaging, archival, processing and payment settlement. Net income was $1.8 million and $3.1 million for the second quarter and first six months of 1997, respectively, compared to $1.9 million and $3.9 million for the comparable 1996 periods. The decreases in net income resulted primarily from a one-time vendor settlement which increased pre-tax income by approximately $1.1 million in the second quarter of 1996 and start-up costs in 1997 related to the Company's new imaging technologies. These decreases in pre-tax income in the 1997 periods were partially offset by decreases in income tax expense resulting from lower taxable income and decreases in state tax burdens.

Travel Services.

         Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001. Net income was $1.2 million and $2.3 million for the second quarter and first six months of 1997, respectively, compared to $1.6 million and $3.1 million for the comparable 1996 periods. The decreases resulted principally from certain projects, pursuant to the ARC contract, for which the Company earned revenues and profit bonuses in the past three years that are no longer available. These developments decreased net income approximately $.2 million and $.4 million for the second quarter and first six months of 1997, respectively, from the comparable 1996 periods. The Company expects that the loss of these bonuses and the reduction in labor costs will reduce net income associated with the ARC contract by approximately an additional $1.6 million in the remainder of 1997 and that additional cost reductions will reduce net income associated with the ARC contract by an additional $.5 million in each subsequent year through the end of the current contract term. Start-up costs associated with the Company's new Commission Express product also contributed to the decrease in net income for both the second quarter and first six months of 1997. These decreases in pre-tax income were partially offset by decreases in income tax expense resulting from lower taxable income and decreases in state tax burdens.

SEASONALITY

         The Company experiences seasonality in its businesses, particularly in its Merchant Services and Travel Services businesses. The Company typically realizes higher revenues in the third and fourth calendar quarters and lower revenues in the first calendar quarter, reflecting increased transaction volumes and travel in the summer and holiday months and a decrease in transaction volume during the quarter immediately following the holiday season.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary uses of capital resources includes acquisitions, capital expenditures and working capital. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

         The Company's capital expenditures include amounts for computer systems hardware and software as well as scanning and other document processing equipment. During the six month period ended June 30, 1997, the Company's capital expenditures totaled $13.3 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $30.6 million. Operating cash flow during the six month period June 30, 1996 totaled $20.3 million and capital expenditures were $8.9 million. The Company expects capital expenditures for the remainder of 1997 to be approximately $12.8 million, principally to enhance processing capabilities in its Merchant Services and Corporate Services operations. It is anticipated that these expenditures will be funded with operating cash flows.

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

         The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $102.3 million and $50.0 million as of June 30, 1997 and December 31, 1996, respectively.

RECENT DEVELOPMENTS AND OTHER

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

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K:

a.       EXHIBITS

11       Statement Regarding Computation of Per Share Earnings

27.1     Financial Data Schedule.

b.       REPORTS ON FORM 8-K:

May 19, 1997: On May 13, 1997, National Processing, Inc. announced that shareholders at the annual meeting elected four directors to two-year terms and approved the selection of Ernst & Young as its independent auditors.

         Subsequent to the annual meeting, National Processing, Inc.'s board of directors elected Robert G. Siefers, a director since 1996, as its chairman. Mr. Siefers is executive vice president and chief financial officer of National City Corporation, a Cleveland, Ohio-based financial services company that is National Processing's majority shareholder.

         May 19, 1997: On May 2, 1997, National City Corporation announced its intent to acquire up to two million shares of the common stock of National Processing, Inc. Completion of the share purchases, would increase National City's ownership of National Processing. Inc.
         from 85% to 89%.

         On May 1, 1997 National Processing, Inc. announced it was awarded a new five-year contract with Dayton Hudson Corporation for credit card processing.

April 21, 1997: On April 14, 1997, National Processing, Inc. announced that net income for the three months ended March 31, 1997 was $370,000 or $.01 per share. Included in the net income were non-recurring after-tax charges of $3,867,000 or $.08 per share, for severance and associated costs related to organizational restructuring actions. Exclusive of these charges, net income would have been $4,237,000 or $.09 per share, which compares to first quarter 1996 results of $5,860,000 or $.14 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NATIONAL PROCESSING, INC.

Date: August 13, 1997       By:
                            Jim W. Cate
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)

                            By:
                            Danny L. McDaniel
                            Vice President and Controller
                            (Principal Accounting Officer)