Form 10-Q
period 1997-09-30
NATIONAL PROCESSING INC
filed 1997-11-14
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1997

                                       OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from _____________ to ______________

                         COMMISSION FILE NUMBER: 1-11905


                            NATIONAL PROCESSING, INC.
             (Exact name of registrant as specified in its charter)


             OHIO
(State or other jurisdiction of                           61-1303983
incorporation or organization)             (I.R.S. Employer Identification No.)

                One Oxmoor Place
           101 Bullitt Lane, Suite 450                       40222
              Louisville, Kentucky                         (Zip Code)
               (Address of principal executive offices)

                                (502) 326-7000
             (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                  ------        ------



The number of shares outstanding of the Registrant's Common Stock as of November 13, 1997 was 50,575,000.

                            NATIONAL PROCESSING, INC.

                                      INDEX




PART I.    FINANCIAL INFORMATION
                                                                            PAGE NO.
                                                                            --------

           Item 1.  Condensed Consolidated Financial Statements (unaudited).

                    Consolidated Balance Sheets - September 30, 1997
                    and December 31, 1996                                      3

                    Consolidated Statements of Income - Three
                    and Nine Months Ended September 30, 1997 and 1996          4

                    Condensed Consolidated Statements of Cash Flows - Nine     5
                    Months Ended Septmber 30, 1997 and 1996

                    Notes to Condensed Consolidated Financial Statements       6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               8


PART II    OTHER INFORMATION


           Item 6. Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                    14





                                                      NATIONAL PROCESSING, INC
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                   (Unaudited)
                                                                                   September 30          December 31
                                                                                       1997                 1996
                                                                                -------------------     --------------
ASSETS
  Current assets:
      Cash and cash equivalents                                                            $18,737             $3,330
      Securities available for sale                                                        109,408            122,402
      Accounts receivable-trade                                                             68,739             91,239
      Check inventory                                                                        5,101              6,423
      Restricted deposits-client funds                                                     113,338             50,029
      Other current assets                                                                   7,243              2,477
                                                                                -------------------     --------------
  Total current assets                                                                     322,566            275,900

  Property and Equipment:
     Furniture and equipment                                                                92,783             80,702
     Building and leasehold improvements                                                    15,655             15,376
     Software                                                                               17,265             12,455
     Property leased from affiliate                                                          4,173              4,173
     Land and improvements                                                                     855                855
                                                                                -------------------     --------------
                                                                                           130,731            113,561
     Accumulated depreciation and amortization                                              65,638             56,554
                                                                                -------------------     --------------
                                                                                            65,093             57,007

  Other assets:
     Goodwill, net of accumulated amortization of $9,624 in 1997
     and $7,955 in 1996                                                                     97,144             70,631
     Deferred contract costs, net                                                           14,186             12,535
     Other assets                                                                            3,887              1,231
                                                                                -------------------     --------------
  Total other assets                                                                       115,217             84,397
                                                                                -------------------     --------------

  Total assets                                                                            $502,876           $417,304
                                                                                ===================     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
      Restricted deposits-client funds                                                    $113,338            $50,029
      Accounts payable-trade                                                                 3,825              8,089
      Merchant payable- check services                                                       4,939              6,466
      Accrued bankcard assessments                                                          16,889             17,218
      Income tax payable to NCC                                                              3,951              2,605
      Other accrued liabilities                                                             21,931             14,672
                                                                                -------------------     --------------
  Total current liabilities                                                                164,873             99,079

  Obligation under property leased from affiliate                                            2,421              2,527
  Long-term debt                                                                             4,000                  -
  Other long-term liabilities                                                                  720                  -
                                                                                -------------------     --------------

  Total liabilities                                                                        172,014            101,606

  Shareholders' equity:
      Preferred stock, without par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                                         -                  -
      Common stock, without par value; 95,000,0000 shares authorized;
         50,575,000 shares issued and outstanding                                                1                  1
      Contributed capital                                                                  175,215            175,215
      Retained earnings                                                                    155,646            140,482
                                                                                -------------------     --------------
  Total shareholders' equity                                                               330,862            315,698
                                                                                -------------------     --------------

  Total liabilities and shareholders' equity                                              $502,876           $417,304
                                                                                ===================     ==============


            See notes to condensed consolidated financial statements

                           NATIONAL PROCESSING, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
                   (In thousands, except per share amounts)

                                                                   Three Months Ended                    Nine Months Ended
                                                                       September 30                          September 30
                                                                 1997               1996                1997               1996
                                                          --------------       --------------      -------------       ------------

Revenues                                                       $100,780              $97,069           $284,169           $272,773
Operating expenses                                               47,929               46,491            136,543            131,966
Wages and other personnel expenses                               24,702               21,763             70,639             60,648
General and administrative expenses:
  Recurring                                                      12,856               13,726             38,625             36,129
  Restructuring charge                                                -                    -              6,340                  -
Depreciation and amortization                                     4,194                3,079             12,171              9,447
                                                          --------------       --------------      -------------       ------------

OPERATING PROFIT                                                 11,099               12,010             19,851             34,583

Net interest income                                               1,214                  908              3,527              1,461
                                                          --------------       --------------      -------------       ------------

Income before income taxes                                       12,313               12,918             23,378             36,044

Provision for income taxes                                        4,676                5,314              8,214             15,229
                                                          --------------       --------------      -------------       ------------

NET INCOME                                                       $7,637               $7,604            $15,164            $20,815
                                                          ==============       ==============      =============       ============

NET INCOME PER SHARE                                              $0.15                $0.16              $0.30              $0.47
                                                          ==============       ==============      =============       ============


Shares used in computation                                       50,575               47,597             50,575             44,610

















            See notes to condensed consolidated financial statements



                                                     NATIONAL PROCESSING, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Unaudited
                                                          (In thousands)

                                                                                       Nine Months Ended
                                                                                          September 30
                                                                                    1997               1996
                                                                                 ------------       ------------


     Net cash provided by operating activities                                        50,600             34,224
                                                                                 ------------       ------------

INVESTING ACTIVITIES
   Capital expenditures                                                              (17,773)           (21,264)
   Purchases of securities available for sale                                       (423,958)           (37,900)
   Proceeds from sales and maturities of securities
      available for sale                                                             436,987                  -
   Acquisitions, net of cash acquired                                                (30,343)                 -
                                                                                 ------------       ------------

   Net cash (used) for investing activities                                          (35,087)           (59,164)
                                                                                 ------------       ------------

FINANCING ACTIVITIES
   Principal payments under property leased from affiliate                              (106)              (108)
   Net cash proceeds from initial public offering of common stock                          -            111,316
                                                                                 ------------       ------------

     Net cash provided (used) by financing activities                                   (106)           111,208
                                                                                 ------------       ------------

Net increase in cash and cash equivalents                                             15,407             86,268

Cash and cash equivalents, beginning of period                                         3,330             22,618
                                                                                 ------------       ------------

Cash and cash equivalents, end of period                                             $18,737           $108,886
                                                                                 ============       ============






           See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.  ACCOUNTING POLICIES

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and
Article 10 of regulation S-X. Accordingly, although the balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with National Processing, Inc.'s (the "Company") audited consolidated financial statements for the year ended December 31, 1996 which include full disclosure of relevant financial policies and information.

           In the opinion of management, the accompanying condensed consolidated financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and include all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

2.  RESTRUCTURING CHARGE

           During the three month period ended March 31, 1997, the Company recorded non-recurring expenses of $6,340,000 for severance pay and other costs related to organizational restructuring. These charges decreased net income and earnings per share by approximately $3,867,000 and $.08, respectively. At September 30, 1997, other accrued liabilities and other long-term liabilities include $2.3 million and $.7 million, respectively, related to the restructuring charge.

3.  RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

4.  ACQUISITIONS

           On February 4, 1997, the Company acquired all of the outstanding shares of NTA, Inc. a freight payment processing company. On June 18, 1997, the Company acquired the operating assets and liabilities of Intracon, Inc., a freight payment processing company. On June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company. On September 30, 1997, the Company acquired all of the outstanding shares of Caribbean Data Services, Ltd., a data processing company. The combined purchase price of these acquisitions was $29.5 million in cash and $4.0 million in notes payable. The notes, plus accrued interest at 5.125% which are due and payable in February 1999, are subject to increases based upon the market price of the Company's common stock and decreases based upon the acquired company's pre-tax income. The MRS Jamaica, Inc. purchase price is subject to increase by as much as $3.25 million based upon the earnings of the acquired company during its initial twelve months of operations. The acquisitions increased the Company's goodwill by $27.6 million which is being amortized over 40 years.

           The combined pro forma effect of these transactions was not material to previously reported periods.

           Supplemental cash flow information related to the acquisitions is as follows:

(Dollars in thousands)
--------------------------------------------------------------------------------
Net assets other than cash acquired                               ($6,769)
Purchase price in excess of net assets acquired                   (27,574)
Notes issued                                                        4,000
                                                           ---------------
Net cash used for acquisitions                                   ($30,343)
                                                           ===============



5.  SUBSEQUENT EVENTS

           On October 24, 1997, the Company acquired 80% of the outstanding common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc. ("Financial Alliance"), for $67.2 million. Financial Alliance is an independent sales organization specializing in selling credit and debit card processing services to smaller merchants. Under the purchase agreement, the Company will acquire, subject to certain conditions, the remaining 20% of the common stock for $26.8 million in January 1998. The acquisition will be accounted for as a purchase.

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

COMPONENTS OF REVENUE AND EXPENSES

           Revenues. The Company's revenues are generated from a variety of sources through the Company's wholly owned subsidiary National Processing Company. Merchant Services revenues are primarily derived from fees paid by merchants for the authorization, processing, and settlement of credit and debit card transactions, exclusive of interchange fees, and for the authorization and collection of checks accepted at merchant locations. Merchant fees include assessment fees, which are amounts charged by credit card associations for clearing services, advertising and other expenses. Revenues from Corporate Services are derived from transaction fees for the processing of remittances, accounts payable and freight bills, and for providing integrated document solutions involving electronic imaging, archival, processing and payment settlement. Revenues from Travel Services depend primarily on the volume of ticket sales by travel agents on behalf of airlines. A small portion of revenues are derived from earnings on cash balances which are maintained by customers pursuant to contract terms.
Revenues derived from services provided to affiliates are immaterial.

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

RESULTS OF OPERATIONS

           The following table summarizes the Company's operating results as a percentage of revenues:

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                   September 30
                                                       -------------     -----------     ------------- -------------
                                                           1997              1996            1997           1996
                                                       -------------     -----------     ------------- -------------

Revenues                                                  100.0%            100.0%          100.0%        100.0%
Operating expenses                                         47.5              47.9            48.0          48.4
Wages & other personnel expenses                           24.5              22.4            24.9          22.2
General & administrative expenses:
    Recurring                                              12.8              14.1            13.6          13.2
    Restructure charge                                       -                 -              2.2            -
Depreciation & amortization                                 4.2               3.2             4.3           3.4
                                                       -------------     -----------     ------------- -------------

Operating profit                                           11.0              12.4             7.0          12.7
Net interest income                                         1.2                .9             1.2            .5
                                                       -------------     -----------     ------------- -------------

Income before income taxes                                 12.2              13.3             8.2         13.2
Provision for income taxes                                  4.6               5.5             2.9          5.6
                                                       -------------     -----------     ------------- -------------

Net income                                                 7.6%              7.8%             5.3%         7.6%
                                                       =============     ===========     ============= =============

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

           Revenues. Consolidated revenue increased $3.7 million, or 3.8%, to $100.8 million for the quarter ended September 30, 1997, from $97.1 million for the comparable 1996 period. The increase was primarily due to revenue gains in Corporate Services offset by revenue reductions in Travel Services. Corporate Services revenue growth of $6.4 million or 25.2% was attributable to increased volumes at the Company's payables, electronic imaging solutions, and freight operations. Revenue increases at payables and imaging solutions operations resulted principally from volume increases in their core operations while increases at the freight operations resulted principally from acquisitions.

           Costs and Expenses. Consolidated costs and expenses increased $4.6 million, or 5.4%, to $89.7 million for the quarter ended September 30, 1997 from $85.1 million during the comparable 1996 period.

           Operating expenses increased $1.4 million, or 3.1%, to $47.9 million for the quarter ended September 30, 1997 from $46.5 in 1996. The increase was primarily due to increases in costs associated with technology enhancements and purchased services at Merchant Services and Corporate Services. These increases were partially offset by lower operating expenses at Travel Services and lower uncollectible check expense at Merchant Services.

           Wages and other personnel expenses increased $2.9 million, or 13.5%, to $24.7 million for the quarter ended September 30, 1997, from $21.8 million in 1996, primarily due to higher costs in Corporate Services as a result of 1997 acquisitions.

           General and administrative expenses decreased $.9 million, or 6.3%, to $12.9 million for the quarter ended September 30, 1997 from $13.7 million in 1996. The decrease was primarily due to decreases in support functions resulting from the Company's first quarter 1997 restructuring.

           Depreciation and amortization for the quarter ended September 30, 1997 was $4.2 million, up from $3.1 million for the same period in 1996. This increase was primarily due to 1997 acquisitions and greater expenditures on fixed assets relating to technology improvements and initiatives.

           Net Interest Income. Net interest income increased to $1.2 million for the third quarter of 1997 from $.9 million last year. The increase is the result of interest income generated from the initial public offering proceeds received in August 1996.

           Tax Provision. Income tax expense for the quarter ended September 30, 1997 was $4.7 million compared to $5.3 million in 1996. The decrease results from the reduction of pre-tax income, non-taxable interest income of $.8 million in the 1997 period and a lower state tax burden.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

           Revenues. Consolidated revenue increased $11.4 million, or 4.2%, to $284.2 million for the nine month period ended September 30, 1997 from $272.8 million for the comparable 1996 period. The increase was primarily due to gains in Corporate Services and Merchant Services offset by reductions in Travel Services. Corporate Services revenue growth of $15.4 million or 21.5% was attributable to increases at the Company's remittance, payables, electronic imaging and freight operations. Revenue increases at remittance and payables operations resulted from volume increases at their core operations, increases at the freight operations resulted principally from acquisitions and increases at electronic imaging solutions resulted from volume increases and an acquisition. Merchant Services revenues increased $3.6 million or 2.3% in 1997, compared to 1996, resulting from small increases in revenue per transaction in Merchant Card, due to a shift in mix toward smaller volume customers.

           Costs and Expenses. Consolidated costs and expenses increased $26.1 million, or 11.0%, to $264.3 million for the nine month period ended September 30, 1997 from $238.2 million during the comparable 1996 period. The largest item included in this increase was $6.3 million of non-recurring general and administrative expense for severance pay and other costs related to organizational restructuring recorded during the first quarter of 1997. The expense increases unrelated to the restructuring of approximately $19.8 million, are primarily the result of volume from new business and 1997 acquisitions as further described in the paragraphs below.

           Operating expenses increased $4.6 million, or 3.5%, to $136.5 million for the nine month period ended September 30, 1997 from $132.0 million in 1996. The increase was primarily due to increases in purchased services and software development expenses at Merchant Services and Corporate Services and higher uncollectible check expense as a result of guarantee volume and guarantee mix changes. These increases were partially offset by lower operating expenses at Travel Services.

           Wages and other personnel expenses increased $10.0 million, or 16.5% to $70.6 million for the nine month period ended September 30, 1997 from $60.6 million in 1996, primarily due to higher costs in Corporate Services as a result of new business volume and 1997 acquisitions.

           General and administrative expenses increased $8.8 million, or 24.5%, to $45.0 million for the nine month period ended September 30, 1997 from $36.1 million in 1996. The increase was primarily due to non-recurring general and administrative expenses of $6.3 million recorded in the first quarter 1997 for severance pay and other costs related to organizational restructuring. In addition, recurring general and administrative expenses increased approximately $2.5 million as a result of increases in support functions resulting from revenue increases, increased marketing efforts, and additional overhead expenses associated with operating as a public company.

           Depreciation and amortization for the nine month period ended September 30, 1997 was $12.2 million, up from $9.5 million for the same period in 1996. This increase was primarily due to 1997 acquisitions and greater expenditures on fixed assets relating to technology improvements and initiatives.

           Net Interest Income. Net interest income increased to $3.5 million for the first nine months of 1997 from $1.5 million last year. The increase is the result of interest income generated from the initial public offering proceeds received in August 1996.

           Tax Provision. Income tax expense for the nine month period ended September 30, 1997 was $8.2 million compared to $15.2 million in 1996. The decrease results from the reduction of pre-tax income by $12.7 million to $23.4 million for the period ended September 30, 1997, from $36.0 million in 1996, non-taxable interest income of $3.3 million in the 1997 period, and a lower state tax burden.

LINE OF BUSINESS REVIEW

           The composition of the Company's statements of income by line of business follows:




                           ---------------------------------------------------------------------------------------------------------
                                 Merchant              Corporate                 Travel
                                 Services              Services                  Services                          Corporate
                           ---------------------------------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED SEPTEMBER 30

                           ---------------------------------------------------------------------------------------------------------
(In thousands)                 1997      1996         1997      1996            1997         1996            1997       1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues                     $57,210    $57,381      $31,984    $25,550        $11,586       $14,138           -          -
Costs and expenses            49,436     48,355       26,490     21,419          8,568        10,602           -          -
                           ---------   --------    ---------   --------       --------      --------    ---------    --------
Operating profit before
    indirect expenses          7,774      9,026        5,494      4,131          3,018         3,536            -         -

Indirect general &
    administrative expenses    2,283      2,122        1,939      1,603            965           958            -         -
                           ---------   --------    ---------   --------       --------      --------    ---------    --------

Operating profit               5,491      6,904        3,555      2,528          2,053         2,578            -         -
Net interest income               76        120           32         43             34            73         1,072       672
Provision for
    income taxes               2,349      3,052        1,367      1,095            823         1,093           137        74
                           ---------   --------    ---------   --------       --------      --------    ---------    --------

Net income                    $3,218     $3,972       $2,220     $1,476         $1,264        $1,558       $   935      $598
                           ---------   --------    ---------   --------       --------      --------    ---------    --------


                           -----------------------------------------------------
                                         Consolidated
                           -----------------------------------------------------

                                    THREE MONTHS ENDED SEPTEMBER 30


                           ----------------------------------------------------
(In thousands)                    1997                    1996
--------------------------------------------------------------------------------
Revenues                        $100,780                  $97,069
Costs and expenses                84,494                   80,376
                           -------------                 --------
Operating profit before
    indirect expenses             16,286                   16,693

Indirect general &
    administrative expense         5,187                    4,683
                           -------------                 --------

Operating profit                  11,099                   12,010
Net interest income                1,214                      908
Provision for
    income taxes                   4,676                    5,314
                           -------------                 --------

Net income                        $7,637                   $7,604
                           -------------                 --------




                                                                          NINE MONTHS ENDED SEPTEMBER 30

                             ------------------------------------------------------------------------------------------------------
(In thousands)                      1997         1996          1997         1996         1997      1996           1997      1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                         $162,605     $158,944       $87,294      $71,845      $34,270    $41,984            -       -
Costs and expenses                143,152      135,172        73,017       58,542       25,462     31,414           57       -
                             ------------   -----------  -----------   -----------   ---------  ----------   -----------  ---------
Operating profit before
    indirect expenses              19,453       23,772        14,277       13,303        8,808     10,569          (57)      -

Indirect general &
    administrative expenses         7,448        6,009         5,846        4,175        2,996      2,878        6,340       -
                             -------------  -----------  -----------   -----------   ---------  ----------   -----------  ---------
Operating profit                   12,005       17,762         8,431        9,128        5,812      7,692       (6,397)      -
Net interest income                   153          401            57          150           73        238        3,244         672
Provision (benefit) for
    income taxes                    5,173        7,959         3,158        3,930        2,298      3,266       (2,415)         74
                             -------------  -----------  -----------   -----------   ---------  ----------   -----------  ---------
Net income                     $    6,985      $10,205        $5,330       $5,348       $3,587     $4,664     ($   738)       $598
                             ------------   -----------  -----------   -----------   ---------  ----------   -----------  ---------

                                              NINE MONTHS ENDED SEPTEMBER 30

                                       ------------------------------------------
                                                     Consolidated
                                       ------------------------------------------
(In thousands)                                  1997                   1996
---------------------------------------------------------------------------------
Revenues                                     $284,169                $272,773
Costs and expenses                            241,688                 225,128
                                       ------------------      ------------------
Operating profit before
    indirect expenses                          42,481                  47,644

Indirect general &
    administrative expenses                    22,630                  13,062
                                       ------------------      ------------------
Operating profit                               19,851                  34,582
Net interest income                             3,527                   1,461
Provision (benefit) for
    income taxes                                8,214                  15,229
                                       ------------------      ------------------
Net income                                    $15,164                 $20,815
                                       ------------------      ------------------



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

Merchant Services.

           Merchant Services authorizes, processes and settles credit and debit card transactions and authorizes and collects checks for a variety of merchants. Historically, the Company has derived a substantial portion of its merchant card revenues from larger merchants. In this competitive pricing environment, the Company is continually negotiating customer contracts during which it encounters both client gains and losses. The ability to successfully renew and obtain merchant contracts is significant to preserving and growing marginal profit. Net income was $3.2 million and $7.0 million for the third quarter and first nine months of 1997, respectively, compared to $4.0 million and $10.2 million for the comparable 1996 periods. The decreases in net income resulted primarily from increases in costs associated with technology enhancements, higher uncollectable check expenses due to changes in guarantee mix, and increases in purchased services. These decreases in pre-tax income were partially offset by reductions in income tax expense resulting from lower taxable income and lower state tax burdens.

Corporate Services.

           Corporate Services processes remittances, accounts payable and freight bills and provides integrated document solutions involving electronic imaging, archival, processing and payment settlement. Net income was $2.2 million and $5.3 million for the third quarter and first nine months of 1997, respectively, compared to $1.5 million and $5.3 million for the comparable 1996 periods. The increases in net income resulted primarily from 1997 acquisitions in the Company's freight and electronic imaging operations. These increases were partially offset by a one-time vendor settlement which increased pre-tax income by approximately $1.1 million in the second quarter of 1996 and start-up costs in 1997 related to the Company's new imaging technologies. Net income in the 1997 periods was also increased by decreases in income tax expense resulting from decreases in state tax burdens.

Travel Services.

           Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001. Net income was $1.3 million and $3.6 million for the third quarter and first nine months of 1997, respectively, compared to $1.6 million and $4.7 million for the comparable 1996 periods. The decreases resulted principally from certain projects, pursuant to the ARC contract, for which the Company earned revenues and profit bonuses in the past three years that are no longer available. These developments decreased net income approximately $.1 million and $.7 million for the third quarter and first nine months of 1997, respectively, from the comparable 1996 periods. The Company expects that the loss of these bonuses and the reduction in labor costs will reduce net income associated with the ARC contract by approximately an additional $.6 million for the remainder of 1997 and that additional cost reductions will reduce net income associated with the ARC contract by an additional $.5 million in each subsequent year through the end of the current contract term. Start-up costs associated with the Company's new Commission Express product also contributed to the decrease in net income for both the third quarter and first nine months of 1997. These decreases in pre-tax income were partially offset by decreases in income tax expense resulting from lower taxable income and decreases in state tax burdens.

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

           The Company's capital expenditures include amounts for computer systems hardware and software as well as scanning and other document processing equipment. During the nine month period ended September 30, 1997, the Company's capital expenditures totaled $17.8 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $50.6 million. Operating cash flow during the nine month period ended September 30, 1996 totaled $34.2 million and capital expenditures were $21.3 million. The Company expects capital expenditures for the remainder of 1997 to be approximately $9.5 million, principally to enhance processing capabilities in its Merchant Services and Corporate Services operations. It is anticipated that these expenditures will be funded with operating cash flows.

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

           The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $113.3 million and $50.0 million as of September 30, 1997 and December 31, 1996, respectively.

RECENT DEVLOPMENTS AND OTHER

           On October 24, 1997, the Company acquired 80% of the outstanding common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc. ("Financial Alliance"), for $67.2 million. Financial Alliance is an independent sales organization that specializes in selling credit and debit card processing services to smaller merchants. Under the purchase agreement, the Company will acquire, subject to certain conditions, the additional 20% of the common stock for $26.8 million in January, 1998.

           Certain matters discussed in this report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from such statements, including the Company's ability to attract and retain profitable customer accounts; its ability to execute its growth strategy by consummating mergers and acquisitions, as well as its ability to integrate and manage new businesses; competitive factors generally, in particular price competition; and other risks detailed from time to time in the Registrant's SEC reports, including its Registration Statement of Form S-1, filed on August 7, 1996.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K:

a.                EXHIBITS

2.1 Stock Purchase Agreement By and Among All of the Shareholders of FA Holdings Inc., FA Holdings, Inc. and National Processing, Inc.

11                Statement Regarding Computation of Per Share Earnings

27.1              Financial Data Schedule.

b.                REPORTS ON FORM 8-K

                  August 26, 1997: On August 19, 1997, National Processing, Inc. announced that it had reached a definitive agreement to purchase one hundred percent of the outstanding capital stock of FA Holdings, Inc. National Processing, Inc. will, subject to certain conditions, purchase approximately eighty percent of the stock in late 1997 and the remaining shares of FA Holdings in early 1998.

                  FA Holdings, Inc. is the sole owner of Financial Alliance Processing Services Inc., an independent sales organization that specializes in selling credit and debit card processing services to smaller merchants.

                  November 10, 1997: On October 24, 1997, National Processing, Inc. completed the initial stage of its acquisition of FA Holdings, Inc. (FA). The initial stage involved the acquisition of 68.3% of the then issued and outstanding common stock of FA for $37,219,244 and the purchase of 60,001 newly issued shares of common stock directly from FA for $30,000,000. As a result, National Processing, Inc. owns 79.6% of the total shares of common stock of FA.

                  The financial statements of the business acquired and related pro forma financial information will be provided by amendment to Form 8-K no later than January 9, 1998.

                  FA Holdings, Inc. is the sole owner of Financial Alliance Processing Services, Inc. an independent sales organization that specializes in selling credit and debit card processing services to smaller merchants.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL PROCESSING, INC.

Date: November 14, 1997               By:
                                      Jim W. Cate
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

                                      By:
                                      Danny L. McDaniel
                                      Vice President and Controller
                                      (Principal Accounting Officer)