Form 10-K
period 1997-12-31
NATIONAL PROCESSING INC
filed 1998-03-31
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934`
           FOR THE TRANSITION PERIOD FROM________________TO___________

                         COMMISSION FILE NUMBER: 1-11905


                            NATIONAL PROCESSING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                    61-1303983
    (STATE OR OTHER JURISDICTION             I.R.S. EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


ONE OXMOOR PLACE
101 BULLITT LANE, SUITE 450
LOUISVILLE, KENTUCKY                                       40222
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (502) 326-7000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE


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


     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 23, 1998 WAS $58,215,000. THE MARKET VALUE CALCULATION WAS DETERMINED USING THE CLOSING SALE PRICE OF THE REGISTRANT'S COMMON STOCK ON MARCH 23, 1998, AS REPORTED ON THE NEW YORK STOCK EXCHANGE.


THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 30, 1998 WAS 50,575,000.

                               TABLES OF CONTENTS
                               ------------------

                             FORM 10-K ANNUAL REPORT

PART I                                                                               PAGE
------                                                                               ----
ITEM 1.     BUSINESS..............................................................     3


ITEM 2.     PROPERTIES............................................................     6


ITEM 3.     LEGAL PROCEEDINGS.....................................................     7


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................     7


PART II
-------


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS.................................................     8


ITEM 6.     SELECTED FINANCIAL DATA...............................................     9


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.................................    10

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............    14


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................    14

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.................................   14

PART III
--------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................    15


ITEM 11.    EXECUTIVE COMPENSATION................................................    15


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..........................................................    15


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................    15


PART IV
-------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.........................................................    16


SIGNATURES  ......................................................................    17

                                     PART I

ITEM 1.  BUSINESS
         --------

         National Processing, Inc. ("NPI" the "Company" or "Registrant"), through its wholly owned operating subsidiary National Processing Company ("NPC"), is a provider of low-cost high-volume transaction processing services and customized processing solutions. Deploying technology and applications software, the Company currently provides products and services which include (i) processing of card transactions ("Merchant Card Services") and check transactions ("Merchant Check Services") for merchants and other commercial businesses (collectively known as "Merchant Services"), (ii) outsourcing of administrative and financial functions for corporations seeking to reduce overhead costs ("Corporate Services"), and (iii) ticket processing and settlement for providers of travel-related services ("Travel Services").

         The Company is an Ohio corporation that was formerly a wholly-owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company ("National City") or ("NCC"). Following the completion of the Company's initial public offering in August 1996, National City continued to own 85% of the Company's outstanding common stock, without par value ("Common Stock"). The Company was formed on June 5, 1996 to hold all of the Common Stock of National Processing Company. To effect the transaction, the Company issued 43,100,000 shares of Common Stock (after giving retroactive effect to the 57,465.67 to 1 stock split which was effective on June 6, 1996) to National City and National City contributed the Common Stock of NPC (then a wholly-owned subsidiary of NCC) to the Company. On August 9, 1996, the Company sold 7,475,000 shares of its Common stock in an initial public offering; retaining the net proceeds from the transaction to fund internal business development needs. In May 1997, National City purchased 1,265,000 shares of the Company's common stock in the open market and currently owns 88% of the Company's outstanding common stock. The Company maintains operations, employees and contracts substantially independent of National City's other operating subsidiaries. The Company and National City are parties to agreements pursuant to which National City and its subsidiaries provide the Company, and the Company provides National City and its subsidiaries, certain administrative support, operations, and processing services. The Company is also a party to a tax sharing agreement and a registration rights agreement with National City.

         Merchant Services represented approximately 58% of the Company's revenues in 1997 and were provided to over 143,000 merchant locations. Corporate Services functions include accounts payable processing, remittance processing, audit and funds settlement for freight-related charges, image processing and electronic commerce products. Corporate Services represented approximately 31% of the Company's revenues in 1997. Travel Services provides settlement functions to the airline industry for all ticket purchases made through travel agents in the United States. In addition to ticket payment processing, the Company provides lift document processing services for many airline companies. Travel Services includes electronic commission payment solutions which are targeted primarily at travel related companies such as auto rental agencies, hotels and cruise lines, which reduce costs and provide management information. Travel Services accounted for approximately 11% of the Company's revenues in 1997.

         An important component of the Company's profitability has been access to low-cost international labor markets. The Company established its initial presence internationally with the opening of a processing facility in Juarez, Mexico in 1988. During 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company with operating facilities in Barbados and the Dominican Republic, and MRS Jamaica, Inc., a healthcare form processing company with operating facilities in Jamaica. At December 31, 1997, international operations employed approximately 60% of the Company's employees.

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

     MERCHANT SERVICES MARKET

         Payment processing transaction volume for commercial businesses has grown steadily in recent years as a result of a proliferation in the uses and types of credit and debit cards, wider acceptance of such cards among merchants and increased consumer use of such cards. Advances in payment processing and telecommunications technology have been a key factor contributing to this growth. The transition from paper-based to electronic processing, for example, provides greater convenience to merchants and consumers, reduced fees charged to merchants, and facilitates faster, more accurate settlement of payments.

         The merchant card processing market is generally characterized by three tiers of merchants consisting of national, regional, and numerous local merchants. Historically, the Company has focused on servicing national merchants, while many smaller transaction processors, such as Independent Sales Organizations (ISOs) and regional banks, have offered a more limited range of services to regional and local businesses. In October 1997, the Company purchased approximately 80% and in January 1998, the remaining 20%, of the common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc., an independent sales organization that specializes in selling credit and debit card processing services to smaller merchants. ISOs typically market and sell a range of transaction processing services to merchants, generally outsourcing such services. National merchants with multiple locations and high volumes of card and check transactions typically demand and receive a broad range of transaction processing services as well as customized information services at low per-transaction costs. By contrast, regional and local merchants historically have received more standardized products and have incurred relatively higher per-transaction costs. However, the growth in check and card transactions and the transition from paper-based to electronic transaction processing have caused regional and local merchants increasingly to demand sophisticated transaction processing and information services similar to those provided by the Company to national merchants. In addition, competition is driving down pricing for the regional and local merchants.

         The merchant services market is extremely competitive, which results in pricing pressure and creates the need for continuous investment in technology both to satisfy customer demands and to reduce operating costs. The costs to convert from paper-based to electronic processing, meet merchant requirements for improved service, and satisfy the demands for additional technology-driven applications have made it difficult for small scale transaction processors to remain competitive. As a result, the transaction processing industry has undergone rapid consolidation over the last several years. According to published industry sources, the three largest credit and debit card transaction processors handled 49.57% of total credit and debit card sales volume for calendar year 1995. In addition, according to published sources, the three largest check acceptance processors handled 53.5% of the total check sales volume authorized by third-party check acceptance providers for calendar year 1995 (the Nilson Report -- April, 1996). The remainder of these markets are highly fragmented among numerous smaller transaction processors.

     CORPORATE SERVICES MARKET

         The market for the outsourcing of corporate administrative and financial functions has also experienced steady growth in recent years. Outsourcing is a relatively new phenomenon that before 1980 had been limited primarily to the functions of payroll and remittance processing (the collection of bill payments). Service organizations, such as the Company, specializing in high-volume transaction processing have emerged to assist businesses in their outsourcing efforts as they seek ways to reduce overhead costs, improve the accuracy of payments and collections, and utilize data more effectively. Advances in technology and increased transaction complexity have made even large-scale in-house performance of administrative and financial functions comparatively less efficient and outsourcing more attractive. In addition to payroll and remittance processing, administrative functions currently outsourced include accounts payable processing, freight bill audit and settlement, database and document management (through electronic imaging), and electronic commerce payment services like Virtual PAY and Virtual BILL.

         The corporate outsourcing marketplace is competitive with a few relatively large, well capitalized providers and numerous smaller providers. The cost advantages associated with large-scale processing, and the ability to invest in new technology that delivers value-added services at lower per unit costs have enabled large-scale providers to capture much of the transaction processing and outsourcing requirements of large corporations. Corporate Services' response to this competition has been to acquire additional off-shore labor infrastructure, initially in Juarez, Mexico and through 1997 acquisitions, in Dominican Republic, Barbados and Jamaica. Secondly, Corporate Services is spending capital and management time to re-engineer processing platforms to incorporate image processing and internet technologies and to maximize the benefit of the off-shore labor infrastructure. These changes are expected to position Corporate Services with a more competitive product capability in the future.

     TRAVEL SERVICES MARKET

         The Company's Travel Services business derives approximately 76% of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under its contract with the ARC, which expires in December 2001. The Company believes that there are only a few other providers that can compete in providing high volume processing for the travel related industries.

REGULATION

         As a result of National City's ownership in the Company and as long as National City has a controlling interest, the Company is subject to banking laws, regulations and orders (collectively, the "Banking Laws"). For example, the Company is subject to the supervision and examination of the Board of Governors of the Federal Reserve System ("FRB"), one of the principal regulatory bodies having jurisdiction over National City. The FRB reviews acquisitions and new businesses to be engaged in by the Company, and the FRB's written approval is required in order for the Company to consummate an acquisition. Pursuant to the Bank Holding Act, the Company shall not engage in any activity, or own, control, or have the power to vote more than 5% of any class of voting security of any company engaged in any activity (i) for which the Bank Holding Act requires a bank holding company to receive prior approval from the FRB without such approval having been obtained, or (ii) that would cause the Company or any affiliate of the Company to violate any regulation, administrative order, or court order made pursuant to the Bank Holding Act. If at any time it is determined that any activity conducted by the Company or any subsidiary does not comply with the requirements of the Bank Holding Act, the Company is required to take all reasonable steps to cease such activity, or to divest any ownership or control position. If National City is unable to obtain the necessary consent or approval for any business activity substantially different from those business activities the Company currently conducts, then the Company may not engage in any of those new business activities or proceed with the contemplated acquisition of a business that would engage in such new activities. The Company does not believe, however, that either the Banking Laws or the Bank Holding Act will impede significantly the manner in which the Company intends to conduct its business or its product and service offerings, although there can be no assurance that the Banking Laws or Bank Holding Act will not have such an effect.

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

EMPLOYEES

         As of December 31, 1997, the Company and its subsidiaries had 10,244 full-time and 396 part-time employees.

YEAR 2000

         This section contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

         The Company's Year 2000 Project Team is well into identifying and addressing the technical and business remedies necessary to prepare for the century change. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure they are taking the appropriate actions to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes that its level of preparedness is appropriate. The Company could be materially adversely affected by the century date change to the extent it or affiliated entities are unsuccessful in addressing this issue.

         The Company estimates that the total cumulative cost of the project will be approximately $5.0 million, which includes both internal and external personnel costs related to modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred.

         The costs of the project and the expected completion dates are based on management's best estimates.

ITEM 2.           PROPERTIES
                  ----------

         The Company occupies 22,000 square feet in Louisville, Kentucky for certain administrative functions under a lease which expires in July, 2008. The Company leases its processing facility in Louisville, Kentucky, consisting of approximately 218,000 square feet, from National City Bank of Kentucky, a wholly-owned subsidiary of National City. (See Transactions with Affiliates, Note E to Consolidated Financial Statements). The Company's lease for the Louisville processing facility expires on February 28, 2019. The Company also leases its operations center in Phoenix, Arizona. The Phoenix facility consists of approximately 50,000 square feet for which the final lease term expires on July 31, 1998. The Company's Juarez operation owns and utilizes four properties totaling 225,000 square feet. The Company's other processing facilities have varying lease expiration terms and range in size from 3,900 square feet to 41,300 square feet and are located throughout the United States, Barbados, Dominican Republic, Jamaica, Mexico and Canada. The Company's 26 marketing and sales offices have varying lease expiration terms and range in size from 100 square feet to 9,000 square feet and are located throughout the United States. All properties leased and owned by the Company are in good repair and suitable condition for the purposes for which they are used.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT*
-------------------------------------

The Executive Officers of National Processing, Inc. as of April 1, 1998 are as follows:

         NAME              AGE              POSITION
         ----              ---              --------

Robert E. Showalter        61               President and Chief Executive Officer

Robert E. Johnson          51               Executive Vice President, Travel Services

Thomas A. Wimsett          34               Executive Vice President, Merchant Services

Donald J. Kenney           50               Executive Vice President, Corporate Services

Jim W. Cate                46               Executive Vice President and Chief Financial Officer

John L. Leehy              40               Executive Vice President , Merchant Services

Danny L. McDaniel          51               Vice President, Controller & Chief Accounting Officer


* The description of Executive Officers called for in Part I is included pursuant to Instruction 2 and 3 to Section (b) of Item 401 of Regulation S-K.

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

MR. WIMSETT has served the Company and its affiliates as Executive Vice President of Merchant Services since 1997. Prior to that time Mr. Wimsett served as Executive Vice President of Merchant Check Services since 1995. Mr. Wimsett has served in various management positions with the Company since 1985 including Senior Vice President, Merchant Check Services, Vice President, Remittance Processing and as Operations Manager for the Juarez and Louisville facilities.

MR. KENNEY will join the Company and its affiliates as Executive Vice President, Corporate Services in April 1998. Prior to joining the Company, Mr. Kenney was an Executive Vice President of First of America Bank Corporation where he served in various management positions since 1986. Mr. Kenney replaces David R. Zook who resigned in March 1998 to pursue other interests.

MR. CATE has served as Executive Vice President, Chief Financial Officer and Treasurer for National Processing Company since April 1997 and served in the same capacity for the Company since May 1997. Mr. Cate served as Senior Vice President of Finance for National Processing Company from May 1996 until April 1997. Prior to joining the Company, Mr. Cate provided outside consulting services to MBNA Information Services, Inc., a unit of MBNA Corporation, from September 1993 until May 1996. Mr. Cate has served MBNA Information Services, Inc. as Senior Vice President and Chief Financial Officer from 1988 until September 1993.

MR. LEEHY has served the Company and its affiliates as Executive Vice President of Merchant Services since October, 1997. Prior to joining the Company, Mr. Leehy served as President and Chief Executive Officer of Financial Alliance Processing Company, a credit card processing company, from 1993 until October, 1997.

MR. MCDANIEL has served as Vice President and Controller of National Processing Company since 1995 and has served in the same capacity for the Company since March, 1997. Prior to joining the Company, Mr. McDaniel served as Vice President of Finance and Chief Financial Officer of Boston Restaurant Associates, a restaurant holding company, from 1990 through 1995.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS
         ---------------------------------------------

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

Fiscal year ended December 31, 1996                   High     Low        Close
                                                      ----     ---        -----

Third Quarter                                        $19.500  $16.250    $19.500
Fourth Quarter                                       $20.625  $15.375    $16.000

Fiscal year ended December 31, 1997

First Quarter                                        $16.125  $7.875     $ 8.000
Second Quarter                                       $11.250  $6.750     $10.250
Third Quarter                                        $11.625  $9.125     $11.125
Fourth Quarter                                       $11.688  $9.375     $ 9.875

         The number of holders of record of the Company's common stock as of March 23, 1998 was 139. The Company believes that it has significantly more than 139 beneficial holders of its common stock.

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

         Investors or analysts requiring further information should contact Thomas A. Ricklovsky, Investor Relations, Department 2145, P.O. Box 5756, Cleveland, Ohio, 44101-0756 (1-216-575-2126).

ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

                                                   YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------

                                        1997      1996       1995       1994        1993
                                        ----      ----       ----       ----        ----
                                           (IN MILLIONS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:(1)
Revenues                              $ 405.7    $ 373.7    $ 339.3    $ 319.5     $ 272.5
Other Income                                -        3.9          -          -           -
Operating Expenses                      193.4      182.3      173.4      161.9       134.2
Wages and Other Personnel Expenses      101.6       83.2       69.9       73.6        64.3
General and Administrative
  Expenses                               50.8       49.0       41.8       40.2        36.0
Restructuring Charges                    13.3          -          -          -           -
Depreciation and
  Amortization                           17.8       12.8       10.4        9.6         7.4
                                      -------    -------    -------    -------     -------
Income from Operations                   28.8       50.3       43.8       34.2        30.6
Net Interest Income (Expense)             4.0        2.8         .6        (.6)        (.4)
                                      -------    -------    -------    -------     -------
Income Before Income Taxes               32.8       53.1       44.4       33.6        30.2
Provision for Income Taxes               11.7       21.7       18.6       14.3        12.8
                                      -------    -------    -------    -------     -------
Net Income                            $  21.1    $  31.4    $  25.8    $  19.3     $  17.4
                                      =======    =======    =======    =======     =======
Basic and Diluted Net Income
   per Common Share (2)               $  0.42    $  0.68    $  0.60    $  0.45     $  0.40
                                      =======    =======    =======    =======     =======

Average Shares Outstanding (2)           50.7       46.1       43.1       43.1        43.1

BALANCE SHEET DATA:
Working Capital                       $  79.3    $ 178.8    $  64.1    $  45.6     $  32.9
Goodwill                                170.3       70.6       72.6       73.5        70.0
Total Assets                            522.0      418.6      281.3      288.4       209.9
Total Liabilities                       185.2      102.9      107.3      140.2        81.0
Shareholders' Equity                    336.8      315.7      174.0      148.2       128.9

(1) The above information includes the impact of the following acquisitions during the period presented: on February 1, 1993, the Company acquired JBS Associates, Inc., a check acceptance and collection company; on January 3, 1994, the Company acquired CTI Logistics, Inc., a freight payment processor; in December 1995, the Company acquired the remittance processing business of First Data Resources, Inc.; on February 4, 1997, the Company acquired NTA, Inc. a freight payment processing company; on June 18, 1997, the Company acquired the operating assets and liabilities of Intracon, Inc., a freight payment processing company; on June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company; on September 30, 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company; on October 24, 1997, the Company acquired 79.6% of the outstanding shares of FA Holdings, Inc., a debit and credit card processor (the Company acquired the remaining outstanding shares of FA Holdings, Inc. on January 2,
         1998). These transactions were accounted for as purchases; accordingly, the results of operations are included in the consolidated statements of income from the respective acquisition dates.

(2) Net income per share for 1993, 1994 and 1995 has been calculated based on 43,100,000 shares outstanding which reflects the retroactive effect of the 57,465.67 to one stock split effective June 6, 1996. The adoption in 1997 of Statement on Financial Accounting Standards No. 128, "Earnings per Share", had no effect on reported net income per share in any of the years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------------
GENERAL

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

         Expenses. Operating expenses include all direct costs of providing services to customers, excluding wages and other personnel expenses. The most significant components of operating expenses are assessment fees, authorization fees and data processing expenses. Wages and benefits include wages and benefits for hourly employees. General and administrative expenses include management salaries and benefits, facilities maintenance and software applications programming. Depreciation of property and equipment and software amortization are recognized on a straight-line basis over the estimated useful life of the related asset. Amortization of goodwill associated with acquisitions is recognized over 40 years. Amortization of other costs associated with the purchase of contracts or other business assets is recognized over varying periods from three to fifteen years based upon the contract period and projected revenue stream.

RESULTS OF OPERATIONS

         The following table summarized the Company's operating results and sets forth such results as a percentage of revenues for the periods indicated:

                                            YEAR ENDED DECEMBER 31,
                                         1997        1996        1995
                                         ----        ----        ----
OPERATING RESULTS:
(IN MILLIONS)
Revenues                                $405.7      $373.7      $339.3
Other Income                                 -         3.9           -
Operating Expenses                       193.4       182.3       173.4
Wages and Other Personnel Expenses       101.6        83.2        69.9
General and Administrative Expenses       50.8        49.0        41.8
Restructuring Charges                     13.3           -           -
Depreciation and Amortization             17.8        12.8        10.4
                                        ------      ------      ------
Income from Operations                    28.8        50.3        43.8
Net Interest Income                        4.0         2.8          .6
                                        ------      ------      ------
Income Before Income Taxes                32.8        53.1        44.4
Provision for Income Taxes                11.7        21.7        18.6
                                        ------      ------      ------
Net Income                              $ 21.1      $ 31.4      $ 25.8
                                        ======      ======      ======

AS A PERCENTAGE OF REVENUES:
Revenues                                 100.0%      100.0%      100.0%
Other Income                                 -         1.0           -
Operating Expenses                        47.7        48.8        51.1
Wages and Other Personnel Expenses        25.0        22.2        20.6
General and Administrative Expenses       12.5        13.1        12.3
Restructuring Charges                      3.3           -           -
Depreciation and Amortization              4.4         3.5         3.1
                                        ------      ------      ------
Income from Operations                     7.1        13.4        12.9
Net Interest Income                        1.0          .8          .2
                                        ------      ------      ------
Income Before Income Taxes                 8.1        14.2        13.1
Provision for Income Taxes                 2.9         5.8         5.5
                                        ------      ------      ------
Net Income                                 5.2%        8.4%        7.6%
                                        ======      ======      ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues: Consolidated revenue increased $32.0 million, or 8.6% to $405.7 million for the year ended December 31, 1997 from $373.7 million for 1996. The increase was primarily due to revenue gains in Merchant Services and Corporate Services which offset a revenue decline in Travel Services. Merchant Card Services revenue increased 6.7% in 1997 compared to 1996 due to increased transaction volume and an increase in revenue per transaction due to a shift in mix toward smaller volume customers. This shift in mix was in part due to the October, 1997 acquisition of FA Holdings, Inc., a credit and debit card processing company specializing in smaller merchants. Corporate Services revenue grew 28.2% in 1997. 67% of this growth was due to 1997 acquisitions in the Company's freight and electronic imaging operations. The Company processed 2.8 billion transactions during 1997, representing a 7.7% transaction volume increase over the prior year.

         The composition of the Company's revenues for these periods is as follows:

                                                     FOR THE YEAR ENDED
                                                         DECEMBER 31
                                                         -----------
                                                 1997                  1996
                                                 --------------------------

Merchant Services                                57.6%                  59.0%
Corporate Services                               31.1%                  26.1%
Travel Services                                  11.3%                  14.9%

         Costs and Expenses: Consolidated costs and expenses increased $49.5 million, or 15.1%, to $376.8 million for the year ended December 31, 1997 from $327.3 million during 1996. The increase was primarily due to higher wages and other personnel expenses within the Corporate Services operations of electronic imaging solutions and freight, principally due to 1997 acquisitions; and higher levels of purchased services as a result of higher business volumes and increases in software development costs in Merchant Services. Additional increases resulted from restructuring charges of $6.3 million in the first quarter of 1997 related to severance pay of $5.1 million and other costs of $1.2 million resulting from an organizational restructuring and $7.0 million in the fourth quarter of 1997 resulting principally from the write-off of certain fixed assets (totaling $5.5 million) related to the consolidation of operations and facilities following the acquisition of FA Holdings, Inc. The Company has made significant progress in the consolidation of operations and facilities and anticipates that future expenses will be reduced from the combined expenses of the Company and FA Holdings, Inc. as a result of this restructuring.

     Depreciation and amortization for the year ended December 31, 1997 was $17.8 million compared to $12.8 million during 1996. This increase was primarily due to greater expenditures on fixed assets relating to technology improvements and increased amortization of intangibles related to the Company's 1997 acquisitions.

     These increases were partially offset by lower operating costs at Travel Services.

         Net Income: Net income for the year ended December 31, 1997 decreased 32.6% to $21.1 million from $31.4 million for the year ended December 31, 1996. The decrease resulted principally from the $13.3 million of restructuring charges in 1997 and a 1996 $3.9 gain on the sale of a portfolio of merchant contracts.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Consolidated revenues increased $34.4 million, or 10.1% to $373.7 million for the year ended December 31, 1996 from $339.3 million for the comparable 1995 period. The increase was primarily due to revenue gains in Merchant Services and Corporate Services which offset a small revenue decline in Travel Services. Merchant Card Services revenue increased 11.2% in 1996 compared to 1995 due to increased transaction volume. Corporate Services revenue growth of 28.4% was attributable to strong performances of the Company's electronic imaging solutions and remittance operations, which realized revenue increases of 41.8%, and 61.1%, respectively. The acquisition of the remittance processing business of First Data Resources, Inc. in December 1995 accounted for approximately two-thirds of the revenue growth in the remittance line of business. The Company processed 2.6 billion transactions during 1996, representing a 13.0% transaction volume increase over the prior year.

         The composition of the Company's revenues for these periods is as follows:

                                                     FOR THE YEAR ENDED
                                                         DECEMBER 31
                                                         -----------
                                                 1996                  1995
                                                 --------------------------

Merchant Services                                59.0%                  60.8%
Corporate Services                               26.1%                  23.8%
Travel Services                                  14.9%                  15.4%

         Other Income. During the fourth quarter of 1996, the Company entered into a contract with PMT Services ("PMTS") to provide merchant card services. Coincident with this arrangement, the Company sold to PMTS a portfolio of card and check contracts. Accordingly, the Company recognized a $3.9 million gain related to this portfolio sale, which has been recorded as other income.

         Costs and Expenses: Consolidated costs and expenses increased $31.8 million, or 10.8%, to $327.3 million for the year ended December 31, 1996 from $295.5 million during the comparable 1995 period. The increase was primarily due to higher wages and benefits within the remittance operation and higher levels of purchased services within the Merchant Services group as a result of higher business volumes. In addition to volume related increases in operating expense, general and administrative expenses increased approximately $7.2 million as a result of stronger marketing efforts and additional overhead expenses associated with operating as a public company.

         Uncollectible check expense, included in operating expenses, increase to $34.9 million for the year ended December 31, 1996 from $30.5 million in 1995. This increase reflects the impact of higher guarantee volume and guarantee mix changes.

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

LINE OF BUSINESS REVIEW

     The composition of the Company's statements of income by line of business follows:


                                                             YEARS ENDED DECEMBER 31
                      ---------------------------------------------------------------------------------------------------------
                              Merchant Services                  Corporate Services                   Travel Services
                      ---------------------------------------------------------------------------------------------------------

(In Thousands)            1997        1996       1995        1997        1996        1995       1997        1996        1995
--------------------- ----------- ----------- ---------- ----------- ----------- ----------- ---------- ----------- -----------
Revenues                $233,550    $218,825   $206,181    $126,377     $98,591     $76,804    $45,734     $56,276     $56,310
Other income                  -        3,868         -           -           -           -          -           -           -
Cost and expenses        203,162     186,334    174,964     105,431      80,965      63,284     34,101      41,540      40,782
                         -------    --------   --------  -  -------     -------     -------    -------     -------     -------
Operating profit
   before indirect
   expenses               30,388      36,359     31,217      20,946      17,626      13,520     11,633      14,736      15,528
Indirect general
   administrative
   expenses                9,381       8,574      7,716       7,530       5,844       4,684      3,839       3,853       4,106
Restructuring
   charges                    -           -          -           -           -           -          -           -           -
                        --------    --------   --------    --------    --------    --------   --------    --------    --------

Income from operations    21,007      27,785     23,501      13,416      11,782       8,836      7,794      10,883      11,422
Net interest
   income                    117         488        313          23         199         177         28         289         130
                        --------    --------   --------    --------    --------    --------   --------    --------    --------
Income before
   income  taxes          21,124      28,273     23,814      13,439      11,981       9,013      7,822      11,172      11,552
Provision for
   income taxes            8,908      12,303     10,207       4,796       4,996       3,732      3,035       4,613       4,634
                         -------     -------    -------      ------      ------     -------     ------     -------     -------

Net income               $12,216     $15,970    $13,607     $ 8,643     $ 6,985      $5,281    $ 4,787     $ 6,559     $ 6,918
                      ---------------------------------------------------------------------------------------------------------

                                                  YEARS ENDED DECEMBER 31
                            ---------------------------------------------------------------------------
                                        Corporate                             Consolidated
                            -----------------------------------  --------------------------------------
(In Thousands)
---------------------------------------------------------------  --------------------------------------
                            1997           1996        1995          1997          1996          1995
                            ----           ----        ----          ----          ----          ----
Revenues                  $      -       $      -     $     -      $405,661      $373,692      $339,295
Other income                     -              -           -             -         3,868             -
Cost and expenses               57            206           -       342,751       309,045       279,030
                          --------       --------     -------      --------      --------      --------
Operating profit
   before indirect
   expenses                    (57)          (206)          -        62,910        68,515        60,265
Indirect general and
   administrative
   expenses                      -              -           -        20,750        18,271        16,506
Restructuring
   charges                  13,340              -           -        13,340             -             -
                          --------       --------     -------      --------      --------      --------

Income (loss) from
   operations              (13,397)          (206)          -        28,820        50,244        43,759
Net interest income          3,833          1,807           -         4,001         2,783           620
                          --------       --------     -------      --------      --------      --------
Income before income
   taxes                    (9,564)         1,601           -        32,821        53,027        44,379
Provision for income
   taxes                    (5,045)          (238)          -        11,694        21,674        18,573
                          --------       --------     -------      --------      --------      --------

Net income                ($ 4,519)      $  1,839     $     -      $ 21,127      $ 31,353      $ 25,806
                            ---------------------------------------------------------------------------


     Indirect general and administrative expenses are allocated to the lines of business based upon various methods determined by the nature of the expenses. The Corporate entity reflects interest income and related expenses from the proceeds of the Company's August, 1996 initial public offering, restructuring charges of $6.3 million in the first quarter of 1997 related to severance pay and other costs resulting from organizational restructuring and $7.0 million in the fourth quarter of 1997 for the consolidation of operations and facilities following the acquisition of FA Holdings, Inc., and the related income tax expenses.

     The following is an analysis of the Company's income as derived from its three lines of business, Merchant Services, Corporate Services and Travel Services.

Merchant Services

     Merchant Services authorizes, processes and settles credit and debit card transactions and authorizes and collects checks for a variety of merchants. Historically, the Company has derived a substantial portion of its merchant card revenues from larger merchants. The October 1997 acquisition of FA Holdings, Inc., a debit and credit card processor specializing in smaller merchants will increase future revenues from smaller merchants. In this competitive pricing environment, the Company is continually negotiating customer contracts during which it encounters both client gains and losses. The ability to successfully renew and obtain merchant contracts is significant to preserving and growing marginal profit. Net income was $12.2 million, $16.0 million and $13.6 million for 1997, 1996, and 1995, respectively. The decrease in 1997 net income from 1996 resulted principally from a $3.9 million gain from the 1996 sale of a portfolio of merchant contracts and increases in 1997 merchant card costs associated with technology enhancements and purchased services. These decreases in pre-tax income were partially offset by reductions in income tax expense resulting from lower taxable income and lower state tax burdens. The increase in 1996 net income from 1995 resulted principally from the 1996 sale of the portfolio of merchant contracts.

Corporate Services

     Corporate Services processes remittances, accounts payable and freight bills and provides integrated document solutions involving electronic imaging, archival, processing and payment settlement. Net income was $8.6 million, $7.0 million, and $5.3 million for 1997, 1996, and 1995, respectively. The increase in 1997 net income from 1996 resulted from 1997 acquisitions in the Company's freight and electronic imaging operations and from reductions in 1997 income tax expense due to lower state tax burdens. These amounts were partially offset by a vendor settlement which increased pre-tax income by approximately $1.1 million in 1996 and start-up costs in 1997 related to the Company's new imaging technologies. The increase in 1996 net income from 1995 resulted principally from the Company's remittance and electronic imaging solutions operations which realized increased volumes and revenues in 1996, including increases due to the acquisition of an operation of First Data Resource, Inc., in December 1995.

Travel Services

     Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001. Net income was $4.8 million, $6.6 million and $6.9 million for 1997, 1996, and 1995, respectively. The decrease in 1997 from 1996 and 1995 resulted principally from certain projects, pursuant to the ARC contract, for which the Company earned revenues and profit bonuses in 1996 and 1995 that were not available in 1997. These developments decreased net income approximately $1.2 million in 1997. The Company expects that the loss of these bonuses offset by a reduction in labor costs will reduce net income associated with the ARC contract by an additional $.5 million in each subsequent year through the end of the current contract term. Start-up costs associated with the Company's new Commission Express product also contributed to the decrease in net income for 1997. These reductions in net income were partially offset by decreases in income tax expense resulting from lower taxable income and decreases in state tax burdens.

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

         The Company's capital expenditures include amounts for computer systems hardware and software as well as scanning and other document processing equipment. During the year ended December 31, 1997, the Company's capital expenditures totaled $28.3 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $34.6 million. Operating cash flow during the year ended December 31, 1996 totaled $34.8 million. Capital expenditures for 1996 were $35.3 million. The Company expects capital expenditures for 1998 to be approximately $35 million principally to enhance processing capabilities in Merchant Services and Corporate Services.

         As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support its revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs are expected to be financed through operating cash flow and current cash and investment balances. The Company maintains cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $83.2 million and $50.0 million as of December 31, 1997 and 1996, respectively. From time to time, the Company also maintains cash deposits from certain Merchant Card Services customers as collateral for potential contingent liabilities that are the responsibility of such customers. At December 31, 1997, and December 31, 1996, the amount of such cash deposits was immaterial.

YEAR 2000

         This section contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

         The Company's Year 2000 Project Team is well into identifying and addressing the technical and business remedies necessary to prepare for the century change. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure they are taking the appropriate actions to remedy their Year 2000 issues. Management expects to have substantially all of the system and application changes completed by the end of 1998 and believes that its level of preparedness is appropriate. The Company could be materially adversely affected by the century date change to the extent it or affiliated entities are unsuccessful in addressing this issue.

         The Company estimates that the total cumulative cost of the project will be approximately $5.0 million, which includes both internal and external personnel costs related to modifying the systems as well as the cost of purchasing or leasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred.

         The costs of the project and the expected completion dates are based on management's best estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In June 1997, the Financial Accounting Standards Board issued SFAS No.
131. Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are regularly reviewed by the chief operating decision maker in the determination of resource allocation and assessment of performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.

INTERNAL USE SOFTWARE

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP), 98-1 Internal Use Software. This statement requires the capitalization of costs to develop or obtain internal use software after certain conditions are met. This statement is effective for fiscal years beginning after December 15, 1997. Because the Company's current policy is not significantly different from this statement, this statement will have no significant impact on the financial position or results of operations of the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See Index to Consolidated Financial Statements at Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Executive officers of the Registrant are listed on page 7 in Part I of the Annual Report on Form 10-K. Directors are incorporated by reference from the Company's Proxy Statement dated March 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Incorporated by reference from the Company's Proxy Statement dated March 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Incorporated by reference from the Company's Proxy Statement dated March 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Incorporated by reference from the Company's Proxy Statement dated March 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(A)  1.  FINANCIAL STATEMENTS

                  DESCRIPTION                                                        PAGE NUMBER IN REPORT
                  -----------                                                        ---------------------

                  Report of Independent Auditors                                             18

                  Consolidated Balance Sheets as of December 31, 1997                        19
                  and 1996

                  Consolidated Statements of Income for each of the
                  three years in the period ended December 31, 1997                          21

                  Consolidated Statements of Changes in Shareholders'
                  Equity for each of the three years in the period
                  ended December 31, 1997                                                    22

                  Consolidated Statements of Cash Flows for each of
                  the three years in the period ended December 31, 1997                      23

                  Notes to Consolidated Financial Statements                                 24

     2.  FINANCIAL STATEMENT SCHEDULES

                  Omitted due to inapplicability or because the required information is immaterial to the Company's financial statements.

     3.  EXHIBITS

                  The index of exhibits has been filed as separate pages on the 1997 Form 10-K and is available to shareholders on request from the Secretary of the Company at the principal executive offices. Copies of the exhibits may be obtained at a cost of 30 cents per page.

(B)        REPORTS ON FORM 8-K.

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

                  The financial statements of the business acquired and related pro forma financial information were provided by amendment to Form 8-K on January 9, 1998.

                  FA Holdings, Inc. is the sole owner of Financial Alliance Processing Services, Inc., an independent sales organization that specializes in selling credit and debit card processing services to smaller merchants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                     NATIONAL PROCESSING, INC.



                                     By:      /s/ Jim W. Cate
                                              Executive Vice President and
                                              Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       SIGNATURE                                            TITLE                                                DATE
       ---------                                            -----                                                ----

/s/ Robert E. Showalter                      President, Chief Executive Officer and
---------------------------                  Director (Principal Executive Officer)                       March 30, 1998*
Robert E. Showalter

/s/ Jim W. Cate                              Executive Vice President and Chief
---------------------------                  Financial Officer(Principal
Jim W. Cate                                  Financial Officer)                                           March 30, 1998


/s/ Danny L. McDaniel                        Vice President and Controller                                March 30, 1998
---------------------------                  (Principal Accounting Officer)
Danny L. McDaniel


/s/ James R. Bell III                        Director                                                     March 30, 1998*
---------------------------
James R. Bell III


                                             Director                                                     March 30, 1998
---------------------------
William R. Robertson


/s/ Robert G. Siefers                        Director                                                     March 30, 1998*
---------------------------
Robert G. Siefers


                                             Director                                                     March 30, 1998
---------------------------
Delroy R. Hayunga


/s/ Aureliano Gonzalez-Baz                   Director                                                     March 30, 1998*
---------------------------
Aureliano Gonzalez-Baz


/s/ Christos M. Cotsakos                     Director                                                     March 30, 1998*
---------------------------
Christos M. Cotsakos


                                             Director                                                     March 30, 1998
---------------------------
Preston B. Heller, Jr.


- *The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 1997 pursuant to the Power of Attorney executed by the above named Directors of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By: /s/ Carlton E. Langer
    ------------------------
        Carlton E. Langer
        as Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

The Shareholders
National Processing, Inc.

         We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Cleveland, Ohio
February 20, 1998



/s/ Ernst & Young LLP

                            NATIONAL PROCESSING, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                     DECEMBER 31,
                                                                     ------------
ASSETS                                                           1997            1996
                                                                 ----            ----

Current assets:
  Cash and cash equivalents                                   $  38,887        $  3,330
  Securities available for sale                                   1,188         122,402
  Accounts receivable-trade                                     104,752          91,239
  Check inventory                                                 7,395           6,423
  Restricted deposits--customer funds                            83,183          50,029
  Deferred tax assets                                            10,941           1,256
  Other current assets                                           10,064           2,477
                                                                -------         -------
Total current assets                                            256,410         277,156

Property and equipment:
  Furniture and equipment                                        94,976          80,702
  Building and leasehold improvements                            15,679          15,376
  Software                                                       16,219          12,455
  Property leased from affiliate                                  4,173           4,173
  Land and improvements                                           1,591             855
                                                                -------         -------
                                                                132,638         113,561

  Accumulated depreciation and amortization                      66,467          56,554
                                                                -------          ------
                                                                 66,171          57,007

Other assets:
Goodwill, net of accumulated amortization
  of $10,616 in 1997, $7,955 in 1996                            170,327          70,631
Acquired merchant portfolios                                     21,115           5,929
Deferred costs and other intangibles                              8,004           7,837
                                                                -------         -------
Total other assets                                              199,446          84,397
                                                                -------          ------

Total assets                                                  $ 522,027       $ 418,560
                                                              =========       =========





                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                          DECEMBER 31,
                                                          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                   1997          1996
                                                       ----          ----

Current liabilities:
  Restricted deposits--customer funds                $ 83,183      $ 50,029
  Accounts payable--trade                               5,209         8,089
  Merchant payable--check services                      7,271         6,466
  Accrued bankcard assessments                         19,806        17,218
  Income tax payable to NCC                             4,262         1,910
  Acquisition balance due                              26,781            --
  Other accrued liabilities                            30,551        14,672
                                                     --------      --------
Total current liabilities                             177,063        98,384

Obligation under property leased from affiliate         2,591         2,527
Other long-term liabilities                             2,674             -
Deferred tax liabilities                                2,874         1,951
                                                     --------      --------

Total liabilities                                     185,202       102,862

Shareholders' equity:
 Preferred stock, without par value;
    5,000,000 shares authorized;
    no shares issued or outstanding                        --            --
 Common stock, without par value;
    95,000,000 shares authorized;
    50,575,000 shares issued                                1             1
 Contributed capital                                  175,215       175,215
 Retained earnings                                    161,609       140,482
                                                     --------      --------

Total shareholders' equity                            336,825       315,698
                                                     --------      --------

Total liabilities and shareholders' equity           $522,027      $418,560
                                                     ========      ========





                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                             1997            1996            1995
                                             ----            ----            ----

Revenues                                   $405,661        $373,693        $339,295
Other income                                      -           3,868               -
Operating expenses                          193,352         182,291         173,362
Wages and other personnel expenses          101,573          83,220          69,944
General and administrative expenses          50,750          48,959          41,807
Restructuring charges                        13,340               -               -
Depreciation and amortization                17,826          12,847          10,423
                                           --------        --------        --------
Income from operations                       28,820          50,244          43,759
Net interest income                           4,001           2,783             620
                                           --------        --------        --------
Income before income taxes                   32,821          53,027          44,379
Provision for income taxes                   11,694          21,674          18,573
                                           --------        --------        --------
Net income                                 $ 21,127        $ 31,353        $ 25,806
                                           ========        ========        ========
Basic and diluted net income per
   common share                            $   0.42        $   0.68        $   0.60
                                           ========        ========        ========





                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                    COMMON       CONTRIBUTED       RETAINED
                                                     STOCK         CAPITAL          EARNINGS         TOTAL
                                                     -----         -------          --------         -----

Balance at January 1, 1995                         $      1        $ 64,825        $ 83,323        $148,149
Net income                                                -               -          25,806          25,806
                                                   --------        --------        --------        --------
Balance at December 31, 1995                              1          64,825         109,129         173,955
Issuance of common stock (7,475,000 shares)               -         110,390               -         110,390
Net income                                                -               -          31,353          31,353
                                                   --------        --------        --------        --------
Balance at December 31, 1996                              1         175,215         140,482         315,698
Net Income                                                -               -          21,127          21,127
                                                   --------        --------        --------        --------
Balance at December 31, 1997                       $      1        $175,215        $161,609        $336,825
                                                   ========        ========        ========        ========






                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
OPERATING ACTIVITIES                                           1997              1996              1995
                                                               ----              ----              ----

Net income                                                  $  21,127         $  31,353         $  25,806

Items not requiring cash currently:
  Depreciation and amortization                                17,826            12,847            10,423
  Restructuring charges                                        10,552                 -                 -
  Deferred income taxes                                        (3,803)              917              (812)

Changes in current assets and liabilities:
  Accounts receivable                                          (4,590)           (8,830)          (11,785)
  Check inventory                                                (972)              (47)            1,470
  Accounts payable--trade                                      (4,694)           (1,536)            5,163
  Merchant payable--check services                                805              (841)             (940)
  Accrued bankcard assessments                                  2,588               (79)            4,508
  Income taxes payable/receivable                               2,225               643             2,919
  Other current assets/liabilities                             (4,565)           (1,325)            1,411
  Other, net                                                   (1,880)            1,725             1,951
                                                            ---------         ---------         ---------

Net cash provided by operating activities                      34,619            34,827            40,114

INVESTING ACTIVITIES

Capital expenditures                                          (28,286)          (35,345)          (11,244)
Purchases of securities available for sale                   (444,422)         (405,886)                -
Proceeds from sales and maturities of securities
   available for sale                                         565,671           283,484                 -
Acquisitions, net of cash acquired                            (91,881)                -            (8,466)
Other                                                               -            (6,614)                -
                                                            ---------         ---------         ---------
Net cash provided by (used for) investing activities            1,082          (164,361)          (19,710)

FINANCING ACTIVITIES

Principal payments under property
  leased from affiliate                                          (144)             (144)             (144)
Net proceeds from issuance of common stock                                      110,390                 -
Due to affiliates                                                   -                 -           (14,421)
                                                            ---------         ---------         ---------

Net cash (used for) provided by financing activities             (144)          110,246           (14,565)
                                                            ---------         ---------         ---------

Net increase (decrease) in cash and
  cash equivalents                                             35,557           (19,288)            5,839

Cash and cash equivalents, beginning of year                    3,330            22,618            16,779
                                                            ---------         ---------         ---------

Cash and cash equivalents, end of year                      $  38,887         $   3,330         $  22,618
                                                            =========         =========         =========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Taxes paid                                                $  14,358         $  18,912         $  15,400



                 See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  ORGANIZATION AND BUSINESS

ORGANIZATION

         National Processing, Inc. and subsidiaries, (the "Company") (a majority owned subsidiary of National City Corporation ("NCC"), a bank holding company headquartered in Cleveland, Ohio) became the owner of all of the outstanding shares of National Processing Company ("NPC") on June 5, 1996. In connection with its organization, the Company issued 43,100,000 shares of common stock (after giving retroactive effect to the 57,465.67 to 1 stock split which was effective June 6, 1996) to NCC, and NCC contributed the common stock of NPC (then a wholly-owned subsidiary of NCC) to the Company. Since both the Company and NPC are subsidiaries of NCC, this transfer of assets was accounted for on the basis of historical cost. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

         In August 1996, the Company sold 7,475,000 shares of its common stock in an initial public offering at a price of $16.50 per share ($110,390,000 net of underwriting expenses). Following the initial public offering, NCC owned 85% of the Company's outstanding common stock. In May 1997, NCC purchased 1,265,000 shares of the Company's common stock in the open market and currently owns approximately 88% of the Company's outstanding common stock.

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

BUSINESS

         The Company is a leading provider of transaction processing services and customized processing solutions. The Company currently provides these services in three principal areas: Merchant Services, Corporate Services and Travel Services. Within Merchant Services, the Company focuses primarily on markets for credit and debit card processing and for check acceptance and collection. The Company's Corporate Services business provides integrated outsourcing solutions for customers' remittance processing, freight bill processing, corporate accounts payable and imaging functions. Customers of the Company's Merchant Services and Corporate Services are diverse in terms of both industries and size with no significant concentration in any particular industry or customer type. Through an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"), Travel Services acts as a processor and clearing house of all airline ticket payment transactions generated by travel agents in the United States.

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

RESTRICTED DEPOSITS--CUSTOMER FUNDS

         The Company's travel and freight processing businesses regularly receive funds, as part of the settlement process, in advance of the related disbursement. Such monies are set aside in restricted accounts and a liability is recorded for an equal and offsetting amount. As such, customer funds are not eligible for use by the Company in its operations other than to pay related liabilities. In all cases, customer funds are invested in highly liquid, investment grade interest bearing securities. Investment of customer funds in equity securities is prohibited by the Company's investment guidelines established by the Board of Directors.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful life or term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, while improvements that extend the useful life of the related asset are capitalized and depreciated over the remaining life of the related asset. The ranges of estimated useful lives are as follows:


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

         Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized in income. Depreciation expense was $14.2 million, $10.3 million, and $8.1 million in 1997, 1996, and 1995, respectively.

         The Company capitalizes certain costs incurred to develop or obtain internal-use software. For purposes of amortization and impairment, capitalized costs are treated in the same manner as other long-lived assets. To be considered as internal-use software the software is either acquired, internally developed, or modified solely to meet the Company's internal needs with no plans to market the software externally. For the year ended December 31, 1997 and 1996, the Company capitalized $7.6 million and $6.1 million of internally developed software costs, respectively. Project costs that are considered research and development costs are expensed as incurred.

         Capitalized software development and purchased software costs are recorded at cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated life of the software, not to exceed five years. For the years ended December 31, 1997, 1996 and 1995, the Company recorded $1.3 million, $1.3 million and $.6 million of amortization of capitalized software costs, respectively.

ACQUIRED MERCHANT PORTFOLIOS

         Acquired merchant portfolios represent costs allocated to customer contracts acquired through acquisitions. These costs are amortized on a straight-line basis over periods ranging from 7 to 15 years.

DEFERRED CONTRACT COSTS

         Other assets include $5.8 and $7.4 million of deferred contract costs in 1997 and 1996 respectively. Deferred contract costs represent costs incurred to acquire new customer contracts and internal non-recurring and incremental expenditures directly related to and incurred during the start-up phase of major new customer contracts. These costs are amortized on a straight-line basis over the life of the customer contract. Recoverability of these costs is assessed on an ongoing basis and writedowns to net realizable values are recorded as necessary.


ACQUISITIONS

         Operations of companies acquired in purchase transactions are included in the consolidated statements of income from the respective acquisition dates. The excess of the purchase price over the net assets acquired (goodwill) is amortized on a straight-line basis over 40 years.

LONG-LIVED ASSETS

         The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. If events and circumstances indicate that intangible assets might be impaired, an undiscounted cash flows methodology would be used to determine whether an impairment loss should be recognized.

MERCHANT PAYABLE--CHECK SERVICES

         As part of its check services operation, the Company reimburses merchants for checks that are dishonored. The liability to merchants for returned checks guaranteed by the Company is established in part based upon an estimate of the volume of checks accepted by the various merchants which are expected to be dishonored. Differences between the estimated and actual merchant guaranteed check liability are recorded at the time the checks are acquired from the merchants.

ACCRUED BANKCARD ASSESSMENTS

         The liability to the VISA(R) and MasterCard(R) organizations originating from the Company's agreements with these agencies, as an authorized processor, is accrued and settled on a monthly and quarterly basis, respectively. The Company recovers these assessment charges through various contractual arrangements with its customers.

INCOME TAXES

         The Company is included in the consolidated federal income tax return of NCC. NCC's policy is to allocate income taxes to its subsidiaries on a separate return basis.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

C.  RECENT ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In June 1997, the Financial Accounting Standards Board issued SFAS No.
131. Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are regularly reviewed by the chief operating decision maker in the determination of resource allocation and assessment of performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of this statement on the disclosures included in its annual and interim period financial statements.

INTERNAL USE SOFTWARE

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP), 98-1 Internal Use Software. This statement requires the capitalization of costs to develop or obtain internal use software after certain conditions are met. This statement is effective for fiscal years beginning after December 15, 1997. Because the Company's current policy is not significantly different from this statement, this statement will have no significant impact on the financial position or results of operations of the Company.

D.  ACQUISITIONS

         On February 4, 1997, the Company acquired all of the outstanding shares of NTA, Inc., a freight payment processing company. On June 19, 1997, the Company acquired the operating assets and liabilities of InTraCon, Inc., a freight payment processing company. On June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company. On September 30, 1997, the Company acquired all of the outstanding shares of Caribbean Data Services, Ltd., a data processing company. The combined purchase price of these acquisitions was $30.3 million in cash and $4.3 million in notes payable. $2.1 million of the notes were paid off in October 1997, and the balance, plus accrued interest at 5.125% are due and payable $1.1 million in June 1998 and $1.1 million in February 1999. The MRS Jamaica, Inc. purchase price is subject to increase by as much as $3.25 million based upon the earnings of the acquired company during its initial twelve months of operations. The acquisitions which have been accounted for as purchases, increased the Company's goodwill by $28.4 million which is being amortized over 40 years. The results of operations of these acquired companies, which are not material, have been included in the consolidated financial statements since their respective dates of acquisition.

         On October 24, 1997, the Company acquired 79.6% of the outstanding common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc. ("Financial Alliance"), for $67.2 million. Financial Alliance is an independent sales organization specializing in selling credit and debit card processing services to smaller merchants. The Company acquired the remaining 20.4% of the common stock for $26.8 million in January 1998. The acquisition, which has been accounted for as a purchase, increased the Company's goodwill by $73.3 million which is being amortized over 40 years. The results of operations of Financial Alliance have been included in the consolidated financial statements since its acquisition date of October 24, 1997.

         The follow unaudited pro forma information gives effect to the Financial Alliance acquisition as if it occurred January 1, 1996 (in thousands, except per share amounts).

                                                               Years Ended December 31
                                                               -----------------------
                                                               1997               1996
                                                            ---------           ---------

         Revenues                                           $ 432,325           $ 411,948
                                                            =========           =========

         Income before income taxes                         $  32,733           $  48,759
                                                            =========           =========

         Net income                                         $  19,364           $  26,910
                                                            =========           =========

         Basic and diluted net income per common share          $0.38               $0.58
                                                                =====               =====


         The pro forma results include the effect of all material adjustments related to the acquisition and have been prepared using calculations based upon assumptions deemed reasonable by the Company. The pro forma information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 1996, nor are they necessarily indicative of future results.

         Supplemental cash flow information related to all 1997 acquisitions is as follows (dollars in thousands):


         Net assets other than cash acquired                   $ (19,672)
         Purchase price in excess of net assets acquired        (101,190)
         Notes and payables due                                   28,981
                                                               ---------
         Net cash used for acquisitions                        $ (91,881)
                                                               ==========

E.  TRANSACTIONS WITH AFFILIATES

         The Company leases certain facilities from National City Bank of Kentucky ("NCBK"), a wholly-owned subsidiary of NCC, under long-term agreements classified as "Property Leased From Affiliate" in the accompanying financial statements. Future minimum payments under these leases, which expire between 1999 and 2019, are $4.6 million, including interest of $2.1 million.

         The Company uses the proof and transit department of NCBK to provide processing for remittances. The charges for these services, which are included in operating expenses, were $5.5 million in 1997, $4.1 million in 1996 and $3.7 million in 1995.

         The Company receives certain administrative services, such as internal audit and legal, from NCC and its affiliates. Charges for these services are included in general and administrative expenses and totaled $3.1 million, $3.4 million, and $3.9 million in 1997, 1996, and 1995, respectively.


F. OTHER INCOME

During the fourth quarter of 1996, the Company sold a portfolio of card and check contracts. The Company recognized a $3.9 million gain related to this portfolio sale which has been recorded as other income.


G.  OPERATING LEASES

         The Company leases various offices, facilities and equipment under noncancellable lease agreements with expiration dates through 2008. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $5.8 million in 1998; $3.9 million in 1999; $3.1 million in 2000; $2.0 million in 2001; $1.5 million in 2002 and $8.4 million thereafter. Rent expense under operating leases was $7.0 million, $6.0 million, and $5.6 million in 1997, 1996 and 1995, respectively.

H. INCOME TAXES

         The provision for income taxes consists of the following (in thousands):


                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                 1997              1996            1995
                                                                 ----              ----            ----
                   Current Federal                              $14,354           $16,457           $14,826
                   Deferred Federal                              (3,803)              917             (812)
                   State                                          1,143             4,300             4,559
                                                                  ------          -------           -------
                                                                $11,694           $21,674           $18,573
                                                                ========          =======           =======



         The temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

                                                                                         DECEMBER 31
                                                                                         -----------

            Deferred tax assets:                                                   1997            1996
                                                                                   ----            ----
              Accrued expenses                                                   $ 3,608         $    412
              Pension, benefits and deferred
                compensation                                                       5,037              844
              Other                                                                2,296                -
                                                                                  ------         --------
                                                                                  10,941            1,256
             Deferred tax liabilities:
              Depreciation and amortization                                           41           (1,433)
              Purchase accounting adjustments                                     (1,934)               -
              Other                                                                 (981)            (518)
                                                                                  ------         --------
                                                                                  (2,874)          (1,951)
                                                                                  ------         --------
            Net deferred tax (liabilities) assets                                 $8,067         $   (695)
                                                                                  =======        ========

         The reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                          1997             1996           1995
                                                          ----             ----           ----

            U.S. statutory rate                           35.0%            35.0%         35.0%
            Non-deductible amortization                    2.6              1.2           1.5
            State taxes, net of federal benefit            1.9              5.4           6.7
            Tax exempt income                             (4.3)
            Other                                           .4              (.7)         (1.3)
                                                          ----             ----          ----
                                                          35.6%            40.9%         41.9%
                                                          ====             ====          ====


I.  EMPLOYEE BENEFIT PLANS

         An employee thrift plan offers all employees, who meet certain age and eligibility requirements, a program of regular savings and investment funded by their own contributions and discretionary matching contributions of the Company. The Company recorded $2.8 million, $2.3 million, and $2.1 million, respectively, in matching contributions during 1997, 1996 and 1995.

J.  NET INCOME PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is similar to, but slightly different from, the previously required fully-diluted earnings per share and is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the conversion impact of convertible securities. Diluted earnings per share for 1997 equates to what would have been reported as fully-diluted earnings per share. For purposes of comparability, all prior-period earnings per share data has been restated. In addition, the number of common shares used in the determination of per share amounts has been adjusted in all periods presented to give retroactive effect to the 57,465.67 for 1 stock split which was effective on June 6, 1996.

         The calculation of net income per common share follows (in thousands except per share amounts):

                                                              Year Ended December 31,
                                                         -----------------------------------
                                                          1997          1996           1995
                                                          ----          ----           ----

BASIC:
     Net income ................................        $21,127        $31,353        $25,806

     Average common shares outstanding .........         50,575         46,090         43,100

     Net income per common share - basic .......        $   .42        $   .68        $   .60

DILUTED:
     Net income ................................        $21,127        $31,353        $25,806

     Average common shares outstanding .........         50,575         46,090         43,100

     Stock option adjustment ...................            139             59              0

     Average common shares outstanding - diluted         50,714         46,149         43,100

     Net income per common share - diluted .....        $   .42        $   .68        $   .60


K.  STOCK OPTIONS

         National Processing maintains two stock-based compensation plans that allow for the granting of stock options to eligible employees and directors. The Company has elected not to adopt the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires a fair-value based method of accounting for stock options and similar equity awards, and will continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock-based compensation plans. Included below are pro forma net income and earnings per share, as required by SFAS No. 123, determined as if the Company had accounted for stock options granted in 1996 and 1997 under the provisions of SFAS No. 123.

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

         A summary of stock option activity follows:



                                                    Shares
                                  -------------------------------------------
                           Available                                   Weighted
                           for Grant                                 Average Price
                                                  Outstanding          Per Share
                   -------------------------------------------------------------
       Authorized           4,200,000                      0
          Granted          (2,312,500)             2,312,500             $16.68
         Canceled              81,667                (81,667)            $16.50
                           ----------              ---------
December 31, 1996           1,969,167              2,230,833             $16.68
          Granted          (1,483,000)             1,483,000             $ 9.33
         Canceled             872,000               (872,000)            $16.16
                           ----------              ---------
December 31, 1997           1,358,167              2,841,833             $13.00


         At December 31, 1997, 474,444 options were exerciseable under the Company's option plans and none were exerciseable at December 31, 1996. For options outstanding at December 31, 1997, the option price per share ranged from $8.38 to $20.50, the weighted average price per share of the options was $13.00, and the weighted-average remaining contractual life of the options was 9.0 years.

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1996 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

         The following weighted-average assumptions were used in the option pricing model in both 1997 and 1996, except as noted: a risk-free interest rate of 5.97% and 6.54% in 1997 and 1996 respectively, an expected life of the option of 7 years, expected dividend yield of 0%, and a volatility factor of .441 in 1997 and .412 in 1996. The weighted-average grant date fair value of options granted was $5.16 and $9.04 in 1997 and 1996 respectively.

         Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, net income and earnings per share for 1997 and 1996 would have been $18,416,000 and $.36 and, $29,756,000 and $.65 respectively.

         As a result of a partial year's vesting in 1997, and possible changes in assumptions used in the fair value calculation, the effects of applying SFAS No. 123 in 1997 may not be representative of the pro forma impact in future years.

L.  COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

         Under the rules of VISA U.S.A. Inc. and MasterCard International Incorporated when the Company acquires card transactions, it has certain contingent liabilities for the transactions it processes. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in favor of the merchant and the amount is charged back to the merchant and the disputed amount is refunded to the cardholder. If the Company is unable to collect this amount from the merchant's account and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the Company for the chargebacks, the Company will bear the loss for the amount of the refund to the cardholder. The Company maintains merchant deposits from certain customers as an offset to potential contingent liabilities that are the responsibility of such customers. The Company evaluates its risk and estimates its potential loss for chargebacks based on historical experience.

M.  QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

Selected quarterly data for the years ended December 31, 1997 and 1996 are as follows (in thousands, except per share amounts):

                                                                1997
                               -------------------------------------------------------------------------
                                 FIRST             SECOND       THIRD            FOURTH
                                QUARTER           QUARTER       QUARTER          QUARTER          YEAR
                                -------           -------       -------          -------          ----

Revenues                       $ 88,420         $ 94,969        $100,780        $121,492        $405,661
Operating (loss) profit            (906)           9,658          11,099           8,968          28,820
Net income                          370            7,157           7,637           5,963          21,127
Basic and diluted net          $    .01         $    .14        $    .15        $    .12        $    .42
   income per share
Weighted average shares          50,575           50,575          50,575          50,575          50,575


                                                                1996
                               -------------------------------------------------------------------------
                                 FIRST             SECOND       THIRD            FOURTH
                                QUARTER           QUARTER       QUARTER          QUARTER          YEAR
                                -------           -------       -------          -------          ----

Revenues                       $ 83,947         $ 91,757        $ 97,069        $100,920        $373,693
Operating profit                  9,911           12,662          12,010          15,661          50,244
Net income                        5,860            7,352           7,604          10,538          31,353
Basic and diluted net          $    .14         $    .17        $    .16        $    .21        $    .68
   income per share
Weighted average shares          43,100           43,100          47,597          50,575          46,090


N.       RESTRUCTURING CHARGE

         In March 1997 the Company recorded expenses of $6.3 million, including $5.1 million for severance pay, and $1.2 million for other costs, related to organizational restructuring. In December 1997, the Company recorded expenses of $7.0 million following the acquisition of FA Holdings, Inc. The expenses resulted principally from the write-off of certain fixed assets (totaling $5.5 million) related to several of the Company's and FA Holdings corporate and operating facilities which will be closed and consolidated into the Company's current facilities. The charges decreased 1997 net income and hearnings per share by approximately $8.1 million and $.16, respectively. At December 31, 1997, other liabilities and other long-term liabilities include $3.5 million and $.5 million, respectively, related to the restructuring charges.

Exhibit
 Number                             Description
-------  ----------------------------------------------------------------------

3.1 (i)  Amended Articles of Incorporation of the Registrant. (A)

3.1 (ii) Code of Regulations of the Registrant. (A)

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

Exhibit
 Number                             Description
-------  ----------------------------------------------------------------------

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

10.15    (Intentionally Omitted)

10.16    (Intentionally Omitted)

10.17 Employment Agreement and Undertaking of Confidentiality between NPC and Tony G. Holcombe, dated November 1, 1994. (A)**

10.18 Employment Agreement and Undertaking of Confidentiality between NPC and Richard A. Alston, dated January 18, 1995. (A)**

10.19 Employment Agreement and Undertaking of Confidentiality between NPC and Robert E. Johnson, dated April 4, 1995 (A)**

10.20 Employment Agreement and Undertaking of Confidentiality between NPC and Kurt S. Knipp, dated February 6, 1995. (A)**

10.21 Employment Agreement and Undertaking of Confidentiality between NPC and Thomas A. Wimsett, dated May 23, 1995. (A)**

10.22 Employment, Non-Disclosure and Non-Competition Agreement between NPC and David R. Zook, dated February 7, 1997. **

10.23 Severance Agreement between the Registrant and Tony G. Holcombe, dated June 7, 1996. (B)**

10.24 Severance Agreement between the Registrant and Richard A. Alston, dated June 7, 1996. (B)**

Exhibit
 Number                             Description
-------  ----------------------------------------------------------------------

10.25 Severance Agreement between the Registrant and Robert E. Johnson, dated June 7, 1996. (B)**

10.26 Severance Agreement between the Registrant and Kurt S. Knipp, dated June 7, 1996. (B)**

10.27 Severance Agreement between the Registrant and Thomas A. Wimsett, dated June 7, 1996. (B)**

10.28 Severance Agreement between the Registrant and David R. Zook, dated June 7, 1996. (B)**

10.29    1996 Stock Option Plan and Form of Stock Option Agreement. (B)**

10.30 Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement (B)**

10.31 NPC's Short-Term Incentive Compensation Plan for Senior Executives, dated January 1, 1995. (a)**

10.32 NPC's Long-Term Incentive Compensation Plan for Senior officers, dated January 1, 1995. (A)**

10.33    (Intentionally Omitted)

10.34    (Intentionally Omitted)

10.35    (Intentionally Omitted)

10.36 Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)**

10.37 Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (B)**

10.38 Check Processing Services Agreement between National City Bank of Kentucky and NPC. (B)

10.39 Employment Agreement and Undertaking of Confidentiality between the Registrant and Robert E. Showalter, dated March 11, 1997.

Exhibit
 Number                             Description
-------  ----------------------------------------------------------------------

21.1     Subsidiaries of the Registrant.

24.1     Powers of Attorney

27.1     Financial Data Schedule.

--------------------------------------------------------------------------------

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