Form 10-Q
period 1998-03-31
NATIONAL PROCESSING INC
filed 1998-05-15
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

The number of shares outstanding of the Registrant's Common Stock as of April 11, 1998 was 50,575,000.

                            NATIONAL PROCESSING, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION
                                                                                                        Page No.
                                                                                                      ------------
        Item 1. Condensed Consolidated Financial Statements (unaudited)

                      Consolidated Balance Sheets - March 31, 1998
                      and December 31, 1997                                                                3

                      Consolidated Statements of Income -
                      Three Months Ended March 31, 1998 and 1997                                           4

                      Condensed Consolidated Statements of
                      Cash Flows -Three Months Ended March 31, 1998 and 1997                               5

                      Notes to Condensed Consolidated Financial
                      Statements                                                                           6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                        8

PART II           OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K                                                    15

SIGNATURES                                                                                                16

                            NATIONAL PROCESSING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             Unaudited
                                                              March 31   December 31
                                                                1998        1997
                                                             ----------  -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                $ 23,743     $ 38,887
     Securities available for sale                               1,923        1,188
     Accounts receivable-trade                                  67,898      104,752
     Check inventory                                             7,177        7,395
     Restricted deposits-client funds                          114,124       83,183
     Deferred tax assets                                         9,851       10,941
     Other current assets                                        9,685       10,064
                                                              --------     --------
Total current assets                                           234,401      256,410
Property and equipment:
     Furniture and equipment                                   104,332       94,976
     Building and leasehold improvements                        18,225       15,679
     Software                                                   17,323       16,219
     Property leased from affiliate                              4,173        4,173
     Land and improvements                                       2,501        1,591
                                                              --------     --------
                                                               146,554      132,638
Accumulated depreciation and amortization                       70,882       66,467
                                                              --------     --------
                                                                75,672       66,171
Other Assets:
     Goodwill, net of accumulated amortization of
         $11,788 in 1998 and $10,616 in 1997                   178,743      170,327
     Acquired merchant portfolios                               20,281       21,115
     Other assets                                                7,720        8,004
                                                              --------     --------
Total other assets                                             206,744      199,446
                                                              --------     --------
TOTAL ASSETS                                                  $516,817     $522,027
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Restricted deposits-client funds                         $114,124     $ 83,183
     Accounts payable-trade                                      3,214        5,209
     Merchant payable-check services                             6,143        7,271
     Accrued bankcard assessments                               15,297       19,806
     Income tax payable to NCC                                   3,657        4,262
     Acquisition balance due                                      --         26,781
     Other accrued liabilities                                  23,353       30,551
                                                              --------     --------
Total current liabilities                                      165,788      177,063

Obligation under property leased from affiliate                  2,518        2,591
Other long-term liabilities                                      2,996        2,674
Deferred tax liabilities                                         3,780        2,874
                                                              --------     --------
Total liabilities                                              175,082      185,202
Shareholders' equity:
     Preferred stock, without par value; 5,000,000
        shares authorized; no shares issued or
        outstanding                                               --           --
     Common stock, without par value; 95,000,000 shares
        authorized; 50,575,000 shares issued and
        outstanding                                                  1            1
     Contributed capital                                       175,215      175,215
     Retained earnings                                         166,519      161,609
                                                              --------     --------
Total shareholders' equity                                     341,735      336,825
                                                              --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $516,817     $522,027
                                                              ========     ========

            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                    (In thousands, except per share amounts)

                                                Three Months Ended
                                                      March 31
                                                1998           1997
                                              ---------      ---------
Revenues                                      $ 114,007      $  88,420
Operating expenses                               52,432         42,793

Wages and other personnel expenses               32,023         22,949

General and administrative expenses              14,701         13,235
Restructuring charges                              --            6,340

Depreciation and amortization                     6,250          4,009
                                              ---------      ---------
INCOME (LOSS) FROM OPERATIONS                     8,601           (906)

Net interest (expense) income                       (17)         1,084
                                              ---------      ---------
Income before income taxes                        8,584            178

Provision for (benefit from)
income taxes                                      3,676           (192)
                                              ---------      ---------
NET INCOME                                    $   4,908      $     370
                                              =========      =========
BASIC AND DILUTED INCOME PER COMMON SHARE     $    0.10      $    0.01
                                              =========      =========
Shares used in computation                       50,833         50,575













            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                   Three Months Ended
                                                                         March 31
                                                                   1998           1997
                                                                 ---------      ---------
OPERATING ACTIVITIES
     Net income                                                  $   4,908      $     370
     Items not requiring cash currently:
           Depreciation and amortization                             6,250          4,009
           Restructuring charge                                       --            6,340
           Deferred income taxes                                     1,996           --
     Change in current assets and liabilities:
           Accounts receivable                                      37,490         21,031
           Check inventory                                             218            766
           Accounts payable-trade                                   (2,106)        (5,015)
           Merchant payable-check services                          (1,128)          (534)
           Accrued bankcard assessments                             (4,509)        (3,015)
           Income taxes payable                                       (605)          (362)
           Other current assets/liabilities                         (6,863)        (1,244)
     Other, net                                                     (3,577)        (2,378)
                                                                 ---------      ---------
     Net cash provided by operating activities                      32,074         19,968
                                                                 ---------      ---------
INVESTING ACTIVITIES
     Capital expenditures                                          (13,613)        (7,481)
     Purchases of securities available for sale                       (735)      (146,752)
     Proceeds from sales and maturity of securities                               152,315
          available for sale                                          --
     Acquisitions, net of cash acquired                            (32,797)        (1,750)
                                                                 ---------      ---------
     Net cash used by investing activities                         (47,145)        (3,668)
                                                                 ---------      ---------
FINANCING ACTIVITIES
     Principal payments under property leased from affiliate           (73)           (36)
                                                                 ---------      ---------
     Net cash used by financing activities                             (73)           (36)
                                                                 ---------      ---------
Net (decrease) increase in cash and cash equivalents               (15,144)        16,264
Cash and cash equivalents, beginning of period                      38,887          3,330
                                                                 ---------      ---------
Cash and cash equivalents, end of period                         $  23,743      $  19,594
                                                                 =========      =========
Supplemental Disclosure
                   Taxes paid                                    $  (5,160)     $    (280)

            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.        ACCOUNTING POLICIES

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, although the balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with National Processing Inc.'s (the "Company") audited consolidated financial statements for the year ended December 31, 1997 which include full disclosure of relevant financial policies and information.

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

2.        RESTRUCTURING CHARGE

             During the three month period ended March 31, 1997, the Company recorded non-recurring expenses of $6,340,000 for severance pay and other costs related to organizational restructuring. These charges decreased net income and earnings per share by approximately $3,867,000 and $.08, respectively. At March 31, 1998, other accrued liabilities include $1.5 million related to the restructuring charge.

3.        RECLASSIFICATIONS

             Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

4.        ACQUISITIONS

             On January 2, 1998 the Company acquired the remaining 20.4% of the common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc., an independent sales organization specializing in selling credit and debit card processing services for $26.8 million.

             On January 15, 1998, the Company acquired all of the outstanding shares of JBH Travel Audit Inc. ("JBH"), a company which audits fees payable to travel agencies, for $6.3 million in cash. The purchase price is subject to increase by as much as $2.0 million based upon the earnings of the acquired company during its next 2 years of operation. The acquisition, which has been accounted for as a purchase, increased the Company's goodwill by $4.6 million which is being amortized over 40 years. The results of JBH's operations since its acquisition are included in the Company's results of operations.

                  The combined pro forma effect of this transaction was not material to previously reported periods.

                  Supplemental cash flow information related to the acquisition is as follows:

         (Dollars in thousands)
         --------------------------------------------------------------------------------------------
         Net assets other than cash acquired                                                  $ 1,384
         Purchase price in excess of net assets acquired                                        4,632
                                                                                              -------
         Net cash used to acquire JBH                                                         $ 6,016
                                                                                              =======

5.       NET INCOME PER COMMON SHARE

         The calculation of net income per common share follows (in thousands except per share amount):


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1998          1997
                                                      ----          ----
BASIC:
   Net income                                      $ 4,908         $   370
   Average common shares outstanding                50,575          50,575
   Net income per share - basic                    $   .10         $   .01

DILUTED:
   Net income                                      $ 4,908         $   370
   Average common shares outstanding                50,575          50,575
   Stock option adjustment                             258               0
   Average common shares outstanding - diluted      50,833          50,575
   Net income per common share - diluted           $   .10         $   .01


6.       COMPREHENSIVE INCOME

             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statement. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The Company adopted the provisions of SFAS No. 130 in the first quarter of 1998; however, any differences between net income and comprehensive income are insignificant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

         The financial information and related discussion included herein reflect the results of operations of the following acquisitions from their respective acquisition dates; on February 4, 1997, the Company acquired NTA, Inc. a freight payment processing company; on June 18, 1997, the Company acquired the operating assets and liabilities of Intracon, Inc., a freight payment processing company; on June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company; on September 30, 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company; on October 24, 1997, the Company acquired 79.6% of the outstanding shares of FA Holdings, Inc., a debit and credit card processor (the Company acquired the remaining outstanding shares of FA Holdings, Inc. on January 2, 1998); on January 15, 1998 the Company acquired JBH Travel Audit, Inc., a travel fee auditing company.

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

         Expenses. Operating expenses include all direct costs of providing services to customers, excluding hourly labor. The most significant components of operating expenses are assessment fees, authorization fees and data processing expenses. Wages and other personnel expenses include wages and personnel expenses for hourly employees. General and administrative expenses include management salaries and benefits, facilities maintenance and software applications programming. Depreciation of property and equipment and software amortization are recognized on a straight-line basis over the estimated useful life of the related asset. Amortization of goodwill associated with acquisitions is recognized over forty years. Amortization of other costs associated with the purchase of contracts or other business assets is recognized over varying periods from three to fifteen years based upon the contract period and projected revenue stream.

RESULTS OF OPERATIONS

         The following table summarizes the Company's operating results as a percentage of revenues:

                                              Three Months Ended
                                                    March 31
                                              -------------------
                                               1998        1997
                                              ------      -------
Revenues                                       100.0%      100.0%
Operating expenses                              46.0        48.4
Wages and other personnel expenses              28.1        26.0
General & administrative expenses               12.9        15.0
Restructuring charge                             0.0         7.2
Depreciation and amortization                    5.5         4.5
                                              ------      ------
Income (loss) from operations                    7.5        (1.0)

Net interest income                              0.0         1.2
                                              ------      ------
Income before income taxes                       7.5         0.2
Provision for (benefit from) income taxes        3.2        (0.2)
                                              ------      ------
Net income                                       4.3%        0.4%
                                              ======      ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenues. Consolidated revenue increased $25.6 million, or 28.9%, to $114.0 million for the quarter ended March 31, 1998, from $88.4 million for the comparable 1997 period. The increase is primarily due to revenues from the last five acquisitions which contributed $21.0 million. Consolidated revenues from the core business group increased $4.6 million, or 5.2%. Core business increases resulted principally from increases in the merchant card and freight operations offset by decreases in the remittance operations.

         Costs and Expenses. Consolidated costs and expenses increased $16.1 million, or 18.0%, to $105.4 million for the quarter ended March 31, 1998 from $89.3 million during the comparable 1997 period.

         Operating expenses increased $9.6 million, or 22.5%, to $52.4 million for the quarter ended March 31, 1998 from $42.8 million in 1997. The increase was primarily due to the last five acquisitions which contributed $6.0 million in 1998 operating expenses. The Company's core businesses reflected increases in operating expenses of $3.8 million principal due to increased revenue and increases in operating expenses at the Company's remittance operations due to delays in converting to its new imaging technology.

         Wages and other personnel expenses increased $9.1 million, or 39.5%, to $32.0 million for the quarter ended March 31, 1998, from $22.9 million in 1997. This increase is due primarily to the last five acquisitions which added $8.9 million in 1998.

         General and administrative expenses increased $1.5 million, or 11.1%, to $14.7 million for the quarter ended March 31, 1998, from $13.2 million in 1997. This increase resulted from the general and administrative expenses contributed in 1998 by the last five acquisitions.

         Restructuring charges of $6.3 million in 1997 resulted from $5.1 million for severance pay and $1.2 million for other costs, related to organizational restructuring.

         Depreciation and amortization increased $2.2 million, or 55.9%, to $6.3 million for the quarter ended March 31, 1998, from $4.0 million in 1997. The increase was primarily due to the amortization of intangibles and the depreciation of fixed assets acquired in the last five acquisitions and additions of fixed assets at the Company's core businesses.

         Net Interest Income. The Company incurred net interest expense of less than $0.1 million in the 1998 period compared to net interest income of $1.1 million in 1997. This decrease resulted from decreased investment balances reflecting the cash used for the 1997 acquisitions.

         Tax Provision. Income tax expense for the quarter ended March 31, 1998 was $3.7 million compared to a tax benefit of $0.2 million in 1997. The increase resulted principally from the increase in taxable income and increases in the effective tax rate resulting from decreases in non-taxable interest income and increases in non-deductible amortization expense resulting from the 1997 acquisitions.

LINE OF BUSINESS REVIEW

         The composition of the Company's statements of income by line of business follows:

---------------------------------------------------------------------------------------------------------------------------------
                           Merchant               Travel               Corporate
                           Services              Services               Services         Corporate               Consolidated
---------------------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED MARCH 31
---------------------------------------------------------------------------------------------------------------------------------
(In                     1998       1997      1998       1997       1998        1997    1998      1997           1998      1997
thousands)
---------------------------------------------------------------------------------------------------------------------------------
Revenues               $63,912    $49,568   $12,674    $11,367    $37,421     $27,485  $  -        $ -        $114,007   $88,420
                                                                                          -
Operating expenses      40,737     35,043     2,477      2,181      9,218       5,569     -          -          52,432    42,793
Wages and other
personnel expenses       7,696      4,513     5,479      4,914     18,848      13,522     -          -          32,023    22,949
General and
administrative
expenses                 7,461      7,034     1,560      1,649      5,680       4,552     -          -          14,701    13,235
Restructuring charge     -          -         -          -          -           -         -          6,340       -         6,340
Depreciation and
amortization             2,932      1,567       908        791      2,410       1,651     -          -           6,250     4,009
                    -------------------------------------------------------------------------------------------------------------
Income (loss) from
operations               5,086      1,411     2,250      1,832      1,265       2,191     -         (6,340)      8,601      (906)
Net interest income
(expense)                   46         44      (34)         23        (29)         13     -          1,004         (17)    1,084
                    -------------------------------------------------------------------------------------------------------------
Income (loss)
before income taxes      5,132      1,455     2,216      1,855      1,236       2,204     -         (5,336)      8,584       178
Provision for
(benefit from)                        635                             441                 -                      3,676
income taxes             2,363                  872        699                    779               (2,305)                 (192)
                    -------------------------------------------------------------------------------------------------------------
Net income (loss)      $ 2,769    $   820   $ 1,344    $ 1,156   $    795     $ 1,425  $  -        $(3,031)   $  4,908   $   370
                    -------------------------------------------------------------------------------------------------------------


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

         The following is an analysis of the Company's income as derived from its three lines of business, Merchant Services, Travel Services and Corporate Services.

Merchant Services.

         Merchant Services authorizes, processes and settles credit and debit card transactions and authorizes and collects checks for a variety of merchants. Historically, the Company has derived a substantial portion of its merchant card revenues from larger merchants. The October 1997 acquisition of FA Holdings, Inc., a debit and credit card processor specializing in smaller merchants increased revenues from smaller merchants. In this competitive pricing environment, the Company is continually negotiating customer contracts during which it encounters both client gains and losses. The ability to successfully renew and obtain merchant contracts is significant to preserving and growing marginal profit.

         Net income was $2.8 million for the quarter ended March 31, 1998 compared to $.9 million for the comparable 1997 period. The increase was due to higher revenues from the Financial Alliance acquisition and increases in fee income at the Company's core Merchant Card operations which were not matched by comparable increases in operating expenses. The Merchant Check operations contributed to the increased net income with slightly lower revenues more than offset by significantly lower operating expenses. Additionally, general and administrative expenses were lower (as a percentage of revenues) due to the growth in revenues resulting from the Company's 1997 acquisitions which were not matched by comparable increases in general and administrative expenses. These increases in pre-tax income were partially offset by higher (as a percentage of revenues) wages and other personnel expense and higher income tax expense resulting from the higher pre-tax income and the non-tax deductible amortization of intangibles associated with the FA acquisitions.

Travel Services.

         Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001.

         Net income was $1.3 million for the quarter ended March 31, 1998, compared to $1.2 million for the comparable 1997 period. The increase resulted principally from a reduction (as a percentage of revenues) of general and administrative expenses resulting from the Company's 1997 acquisitions.

Corporate Services.

         Corporate Services processes remittances, accounts payable and freight bills and provides integrated document solutions involving electronic imaging, archival, processing and payment settlement.

         Net income was $.8 million for the quarter ended March 31, 1998, compared to $1.4 million for the comparable 1997 period. The decrease was due primarily to decreases in volume at the Company's remittance operations and increased costs related to the implementation of imaging technologies at the remittance operations. The decrease was offset by lower (as a percentage of revenues) general and administrative expenses due to the company's 1997 acquisitions.

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

         The Company's capital expenditures include amounts for computer systems hardware and software, office furniture, and building expansion and remodeling. During the three month period ended March 31, l998, the Company's capital expenditures totaled $13.9 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $26.4 million. Operating cash flow during the three month period ended March 31, 1997, totaled $20.0 million and capital expenditures were $7.5 million. The Company expects capital expenditures for the remainder of 1998 to be approximately $21.1 million. It is anticipated that these expenditures will be funded with operating cash flows.

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

         The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $114.1 million and $83.2 million as of March 31, 1998 and December 31, 1997, respectively.

FORWARD LOOKING STATEMENT

         Certain matters discussed in this report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from such statements, including the Company's ability to attract and retain profitable customer accounts; its ability to execute its growth strategy by consummating mergers and acquisitions, as well as its ability to integrate and manage new businesses; competitive factors generally, in particular price competition, and other risks detailed from time to time in the Registrant's SEC reports.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K:

a.        EXHIBITS

10.40 Employment Agreement between the Company and Donald J. Kenney dated March 19, 1998.

27.1      Financial Data Schedule.

b.        REPORTS ON FORM 8-K

          January 8, 1998: On October 24, 1997, National Processing, Inc. completed the initial stage of its acquisition of FA Holdings, Inc.
          (FA). The initial state involved the acquisition of 68.3% of the then issued and outstanding common stock of FA for $37,219,244 and the purchase of 60,001 newly issued shares of common stock directly from FA for 30,000,000. As a result, National Processing, Inc. owns 79.6% of the total shares of common stock of FA.

          The financial statements of the business acquired and related pro forma financial information were provided by amendments to Form 8-K on January 9, 1998.

          FA Holdings, Inc. is the sole owner of Financial Alliance Processing Services, Inc., and independent sales organization that specializes in selling credit and debit card processing services to smaller merchants.

          January 23, 1998: On January 23, 1998 the Company filed Form 8KA amending the Company's Form 8KA filed on January 9, 1998. The amendment reflected changes to the pro forma financial information of the Company and FA Holdings, Inc. included in the January 9, 1998 8KA.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NATIONAL PROCESSING, INC.

Date: May 13, 1998                 By:
                                   Jim W. Cate
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                   By:
                                   Danny L. McDaniel
                                   Vice President and Controller
                                   (Principal Accounting Officer)