Form 10-Q
period 1998-06-30
NATIONAL PROCESSING INC
filed 1998-08-13
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934


                  For the quarterly period ended June 30, 1998

                                       or

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


                                 (502) 326-7000
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ----    ----


The number of shares outstanding of the Registrant's Common Stock as of August 12, 1998 was 50,644,651.

                            NATIONAL PROCESSING, INC.

                                      INDEX



PART I.           FINANCIAL INFORMATION

                                                                                     Page No.
                                                                                     --------
        Item 1.       Condensed Consolidated Financial Statements (unaudited)

                      Consolidated Balance Sheets - June 30, 1998
                      and December 31, 1997                                             3

                      Consolidated Statements of Income -
                      Three Months and Six Months Ended
                      June 30, 1998 and 1997                                            4

                      Condensed Consolidated Statements of
                      Cash Flows -Six Months Ended June 30, 1998 and 1997               5

                      Notes to Condensed Consolidated Financial
                      Statements                                                        6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     9

PART II.              OTHER INFORMATION

        Item 4.       Submission of Matters to Shareholders

                      On May 21, 1998, at the Annual Meeting of Shareholders of the Registrant, shareholders took the following actions:

                      1.  Elected as directors all nominees designated in the proxy statement of April 10, 1998, as follows:

                                                         Number of Votes

                                                    For                   Withheld
                      Christos M. Cotsakos          48,553,479            26,258
                      Jeffrey D. Kelly              48,552,529            27,208
                      Robert E. Showalter           48,552,129            27,608

                      2. Approved the selection of Ernst & Young LLP, independent accountants, as auditors for the year 1998:
                      48,565,487 votes cast for, 3,350 votes cast against, 10,900 votes withheld.

        Item 6.       Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                             18

                            NATIONAL PROCESSING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      Unaudited
                                                                       June 30       December 31
                                                                        1998            1997
                                                                        ----            ----
ASSETS
Current Assets:
     Cash and cash equivalents                                         $ 31,570        $ 38,887
     Securities available for sale                                            -           1,188
     Accounts receivable-trade                                           70,898         104,752
     Check inventory                                                      4,487           7,395
     Restricted deposits-client funds                                   101,674          83,183
     Deferred tax assets                                                  8,761          10,941
     Other current assets                                                12,187          10,064
                                                                       --------        --------
Total current assets                                                    229,577         256,410
Property and equipment:
     Furniture and equipment                                            105,980          94,976
     Building and leasehold improvements                                 21,571          15,679
     Software                                                            18,956          16,219
     Property leased from affiliate                                       4,173           4,173
     Land and improvements                                                2,535           1,591
                                                                       --------        --------
                                                                        153,215         132,638
Accumulated depreciation and amortization                                75,220          66,467
                                                                       --------        --------
                                                                         77,995          66,171
Other Assets:
     Goodwill, net of accumulated amortization of
         $13,174 in 1998 and $10,616 in 1997                            176,080         170,327
     Acquired merchant portfolios                                        19,606          21,115
     Other assets                                                         9,437           8,004
                                                                       --------        --------
Total other assets                                                      205,123         199,446
                                                                       --------        --------
TOTAL ASSETS                                                           $512,695        $522,027
                                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Restricted deposits-client funds                                  $101,674        $ 83,183
     Accounts payable-trade                                               4,216           5,209
     Merchant payable-check services                                      3,750           7,271
     Accrued bankcard assessments                                        13,698          19,806
     Income tax payable to NCC                                            4,415           4,262
     Acquisition balance due                                                  -          26,781
     Other accrued liabilities                                           32,065          30,551
                                                                       --------        --------
Total current liabilities                                               159,818         177,063

Obligation under property leased from affiliate                           2,404           2,591
Other long-term liabilities                                               1,896           2,674
Deferred tax liabilities                                                  4,688           2,874
                                                                       --------        --------
Total liabilities                                                       168,806         185,202
Shareholders' equity:
     Preferred stock, without par value; 5,000,000
        shares authorized; no shares issued or outstanding                    -               -
     Common stock, without par value; 95,000,000 shares
        authorized; 50,644,651 and 50,575,000 shares issued
        and outstanding in 1998 and 1997, respectively                       1               1
     Contributed capital                                                175,799         175,215
     Retained earnings                                                  168,089         161,609
                                                                       --------        --------
Total shareholders' equity                                              343,889         336,825
                                                                       --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $512,695        $522,027
                                                                       ========        ========



            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                    (In thousands, except per share amounts)

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30                      June 30
                                                                        1998          1997          1998          1997
                                                                        ----          ----          ----          ----

Revenues                                                             $ 119,626      $ 94,969     $ 233,634      $183,389
Operating expenses                                                      59,624        45,820       112,075        88,612
Wages and other personnel expenses                                      32,577        22,989        64,599        45,939
General and administrative expenses                                     17,864        12,534        32,548        25,769
Restructuring charges                                                        -             -             -         6,340
Depreciation and amortization                                            6,820         3,968        13,071         7,977
                                                                     ---------      --------     ---------      --------

INCOME FROM OPERATIONS                                                   2,741         9,658        11,341         8,752

Net interest (expense) income                                             (319)        1,229          (334)        2,313
                                                                     ---------      --------     ---------      --------

Income before income taxes                                               2,422        10,887        11,007        11,065

Provision for income taxes                                                 852         3,730         4,527         3,538
                                                                     ---------      --------     ---------      --------

NET INCOME                                                           $   1,570      $  7,157     $   6,480      $  7,527
                                                                     =========      ========     =========      ========

BASIC AND DILUTED INCOME PER COMMON SHARE
                                                                     $    0.03      $   0.14     $    0.13      $   0.15
                                                                     =========      ========     =========      ========



            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                           1998           1997
                                                                                           ----           ----
OPERATING ACTIVITIES
     Net income                                                                          $  6,480      $   7,527
     Items not requiring cash currently:
           Depreciation and amortization                                                   13,071          7,977
           Restructuring charge                                                                 -          4,871
           Deferred income taxes                                                            3,994              -
     Change in current assets and liabilities:
           Accounts receivable                                                             34,490         24,866
           Check inventory                                                                  2,908          1,390
           Accounts payable-trade                                                          (1,104)        (6,080)
           Merchant payable-check services                                                 (3,521)          (604)
           Accrued bankcard assessments                                                    (6,108)        (1,213)
           Income taxes payable                                                               153         (1,396)
           Other current assets/liabilities                                                  (653)        (3,432)
           Other, net                                                                      (5,541)        (3,315)
                                                                                         --------      ---------
     Net cash provided by operating activities                                             44,169         30,591
                                                                                         --------      ---------

INVESTING ACTIVITIES
     Capital expenditures                                                                 (20,274)       (13,327)
     Purchases of securities available for sale                                                 -       (307,045)
     Proceeds from sales and maturity of securities
          available for sale                                                                1,188        327,575
     Acquisitions, net of cash acquired                                                   (32,797)       (14,690)
                                                                                         --------      ---------
     Net cash used by investing activities                                                (51,883)        (7,487)
                                                                                         --------      ---------

FINANCING ACTIVITIES
     Principal payments under property leased from affiliate                                 (187)           (72)
     Net cash proceeds from exercise of stock options                                         584              -
                                                                                         --------      ---------
     Net cash provided (used) by financing activities                                         397            (72)
                                                                                         --------      ---------

Net (decrease) increase in cash and cash equivalents                                       (7,317)        23,032
Cash and cash equivalents, beginning of period                                             38,887          3,330
                                                                                         --------      ---------
Cash and cash equivalents, end of period                                                 $ 31,570      $  26,362
                                                                                         ========      =========


Supplemental Disclosure
             Taxes paid                                                                  $  1,015      $   6,544

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

2.       RESTRUCTURING CHARGE

             During the three month period ended March 31, 1997, the Company recorded non-recurring expenses of $6,340,000 for severance pay and other costs related to organizational restructuring. These charges decreased net income and earnings per share by approximately $3,867,000 and $.08, respectively. At June 30, 1998, other accrued liabilities include $1.1 million related to the restructuring charge.

3.       RECLASSIFICATIONS

             Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

4.       ACQUISITIONS

             On January 2, 1998, the Company acquired the remaining 20.4% of the common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc., an independent sales organization specializing in selling credit and debit card processing services, for $26.8 million.

             On January 15, 1998, the Company acquired all of the outstanding shares of JBH Travel Audit Inc. ("JBH"), a company which audits fees payable to travel agencies, for $6.3 million in cash. The purchase price is subject to increase by as much as $2.0 million based upon the earnings of the acquired company during its next 2 years of operation. The acquisition, which has been accounted for as a purchase, increased the Company's goodwill by $4.6 million which is being amortized over 40 years. The results of JBH's operations since its acquisition are included in the Company's results of operations. The combined pro forma effect of the JBH transaction was not material to previously reported periods.

             Supplemental cash flow information related to the acquisition is as follows:

         (Dollars in thousands)
         ---------------------------------------------------------------
         Net assets other than cash acquired                     $ 1,384
         Purchase price in excess of net assets acquired           4,632
                                                                 -------
         Net cash used to acquire JBH                            $ 6,016
                                                                 =======

5.       IMPAIRMENT OF LONG-LIVED ASSETS

         In June 1998, the Company wrote-off $2,600,000 of internally developed software and related costs following the cancellation of a significant customer processing contract. The write-off decreased net income by $1,558,000 or $.03 per share.

6.       COMMITMENTS AND CONTINGENCIES

         The Company's remittance operation accepts checks received on behalf of customers and remits the funds to the customer. Certain amounts are charged back by banks to the Company for errors in deposits, NSF checks, etc. The Company maintains an in-process inventory of these items which it normally settles without significant charge to the Company. As a result of problems associated with the conversion of the remittance product to a new image based system, the in-process inventory of bank charge backs has increased over normal operating levels. The consolidated statements of income for the three and six month periods ended June 30, 1998 reflect charges of $.3 million and $1.6 million, respectively, for chargebacks deemed to be unrecoverable. Although the amount of any additional loss related to these chargebacks is not determinable at this time, management estimates that it could ultimately reach as much as $4.5 million.

             In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

7.       NET INCOME PER COMMON SHARE

         The calculation of net income per common share follows (in thousands except per share amounts):


                                                      Three Months             Six Months
                                                      Ended June 30           Ended June 30
                                                      -------------           -------------
                                                     1998        1997         1998       1997
                                                     ----        ----         ----       ----
BASIC
    Net Income                                      $ 1,570     $ 7,157     $ 6,480     $ 7,527
    Average common shares outstanding                50,621      50,575      50,598      50,575
    Net income per common share - basic             $   .03     $   .14     $   .13     $   .15

DILUTED
    Net income                                      $ 1,570     $ 7,157     $ 6,480     $ 7,527
    Average common shares outstanding                50,621      50,575      50,598      50,575
    Stock option adjustment                             329         114         302          57
    Average common shares outstanding - diluted      50,950      50,689      50,900      50,632
    Net income per common share - diluted           $   .03     $   .14     $   .13     $   .15


8.       COMPREHENSIVE INCOME

             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The Company adopted the provisions of SFAS No. 130 in the first quarter of 1998; however, any differences between net income and comprehensive income are not material.

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

RESULTS OF OPERATIONS

         The following table summarizes the Company's operating results as a percentage of revenues:

                                                          Three Months Ended            Six Months Ended
                                                                June 30                      June 30
                                                          -------------------------------------------------
                                                           1998           1997          1998          1997
                                                           ----           ----          ----          ----
Revenues                                                   100.0%         100.0%        100.0%        100.0%
Operating expenses                                          49.9%          48.2%         48.0%         48.3%
Wages and other personnel expenses                          27.2%          24.2%         27.6%         25.1%
General & administrative expenses                           14.9%          13.2%         13.9%         14.1%
Restructuring charge                                         0.0%           0.0%          0.0%          3.5%
Depreciation and amortization                                5.7%           4.2%          5.6%          4.3%
                                                           -----          -----         -----         -----

Income from operations                                       2.3%          10.2%          4.8%          4.7%

Net interest (expense) income                               (0.3%)          1.3%         (0.1%)         1.3%
                                                           -----          -----         -----         -----

Income before income taxes                                   2.0%          11.5%          4.7%          6.0%
Provision for income taxes                                   0.7%           3.9%          1.9%          1.9%
                                                           -----          -----         -----         -----

Net income                                                   1.3%           7.6%          2.8%          4.1%
                                                           =====          =====         =====         =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues. Consolidated revenue increased $24.6 million, or 26.0%, to $119.6 million for the quarter ended June 30, 1998, from $95.0 million for the comparable 1997 period. The increase is primarily due to revenues from the last five acquisitions which contributed $23.5 million. Consolidated revenues from the core business group increased $1.2 million, or 1.3%. Core business increases resulted principally from increases in the merchant card operations offset by decreases in the remittance and merchant check operations.

         Costs and Expenses. Consolidated costs and expenses increased $31.6 million, or 37.0%, to $116.9 million for the quarter ended June 30, 1998 from $85.3 million during the comparable 1997 period.

         Operating expenses increased $13.8 million, or 30.0%, to $59.6 million for the quarter ended June 30, 1998 from $45.8 million in 1997. The increase was primarily due to the last five acquisitions which contributed $7.7 million in 1998 operating expenses. The Company's core businesses reflected increases in operating expense of $6.1 million principally due to $1.4 million of a total $2.6 million write-off of internally developed software and related cost following the cancellation of a significant customer contract at the freight operations, increases in operating expenditures at the remittance operations due to delays in converting to its new imaging technology and increased revenues at the merchant card operations.

         Wages and other personnel expenses increased $9.6 million, or 41.8%, to $32.6 million for the quarter ended June 30, 1998, from $23.0 million in 1997. This increase is due primarily to the last five acquisitions which added $9.8 million in 1998.

         General and administrative expenses increased $5.3 million, or 42.5%, to $17.9 million for the quarter ended June 30, 1998, from $12.5 million in 1997. This increase resulted from $1.2 million of the total $2.6 million freight software write-off discussed above and the general and administrative expenses contributed in 1998 by the last five acquisitions.

         Depreciation and amortization increased $2.9 million, or 71.9%, to $6.8 million for the quarter ended June 30, 1998, from $4.0 million in 1997. The increase was primarily due to the amortization of intangibles and the depreciation of fixed assets acquired in the last five acquisitions and additions of fixed assets at the Company's core businesses.

         Net Interest Income. The Company incurred net interest expense of $0.3 million in the 1998 period compared to net interest income of $1.2 million in 1997. This decrease resulted from decreased investment balances reflecting the cash used for the 1997 and 1998 acquisitions.

         Tax Provision. Income tax expense for the quarter ended June 30, 1998 was $0.9 million compared to $3.7 million in 1997. The decrease resulted principally from the decrease in taxable income of $8.5 million to $2.4 million for the quarter ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Consolidated revenue increased $50.2 million, or 27.4%, to $233.6 million for the six month period ended June 30, 1998, from $183.4 million for the comparable 1997 period. The increase is primarily due to revenues from the last five acquisitions which contributed $49.0 million. Consolidated revenues from the core business group increased $1.2 million, or .6%. Core business increases resulted principally from increases in the merchant card operations offset by decreases in the remittance and merchant check operations.

         Costs and Expenses. Consolidated costs and expenses increased $47.7 million, or 27.3%, to $222.3 million for the six month period ended June 30, 1998 from $174.6 million during the comparable 1997 period.

         Operating expenses increased $23.5 million, or 26.5%, to $112.1 million for the six month period ended June 30, 1998 from $88.6 million in 1997. The increase was primarily due to the last five acquisitions which contributed $13.7 million in 1998 operating expenses. The Company's core businesses reflected increases in operating expense of $9.8 million principally due to $1.4 million of a total $2.6 million write-off of internally developed software and related cost following the cancellation of a significant customer contract at the freight operations, increases in operating expenditures at the remittance operations due to delays in converting to its new imaging technology and increased revenues at the merchant card operations.

         Wages and other personnel expenses increased $18.7 million, or 40.6%, to $64.6 million for the six month period ended June 30, 1998, from $45.9 million in 1997. This increase is due primarily to the last five acquisitions which added $18.6 million in 1998.

         General and administrative expenses increased $6.8 million, or 26.3%, to $32.5 million for the six month period ended June 30, 1998, from $25.8 million in 1997. This increase resulted from $1.2 million of the total $2.6 million freight software write-off discussed above and the general and administrative expenses contributed in 1998 by the last five acquisitions.

         Restructuring charges of $6.3 million in 1997 resulted from $5.1 million for severance pay and $1.2 million for other costs, related to organizational restructuring.

         Depreciation and amortization increased $5.1 million, or 63.9%, to $13.1 million for the six month period ended June 30, 1998, from $8.0 million in 1997. The increase was primarily due to the amortization of intangibles and the depreciation of fixed assets acquired in the last five acquisitions and additions of fixed assets at the Company's core businesses.

         Net Interest Income. The Company incurred net interest expense of $0.3 million in the 1998 period compared to net interest income of $2.3 million in 1997. This decrease resulted from decreased investment balances reflecting the cash used for the 1997 and 1998 acquisitions.

         Tax Provision. Income tax expense for the six month period ended June 30, 1998 was $4.5 million compared to $3.5 million in 1997. The increase resulted principally from non-taxable interest income in 1997.

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
---------------------------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED JUNE 30

---------------------------------------------------------------------------------------------------------------------------------
(In thousands)          1998       1997      1998       1997      1998        1997       1998       1997      1998        1997
---------------------------------------------------------------------------------------------------------------------------------
Revenues               $70,296    $55,826   $12,950    $11,316    $36,380     $27,826  $  -       $    -     $119,626   $94,969
Operating expenses      45,500     37,963     2,726      2,212     11,398       5,627     -           18       59,624    45,820
Wages and other
personnel expenses       8,340      4,401     5,251      4,955     18,986      13,632     -            -       32,577    22,989
General and
Administrative
expenses                 8,248      6,496     1,852      1,594      7,763       4,444     -            -       17,864    12,534
Depreciation and
amortization             3,118      1,902       826        628      2,877       1,437     -            -        6,820     3,968
                    -------------------------------------------------------------------------------------------------------------
Income (loss) from
operations               5,090      5,064     2,295      1,927    (4,644)       2,686     -          (18)       2,741     9,658
Net interest income
(expense)                 (70)         33      (93)         16      (156)          14     -        1,166         (319)    1,229
                    -------------------------------------------------------------------------------------------------------------
Income (loss)
before income taxes      5,020      5,097     2,202      1,943    (4,800)       2,700     -        1,148        2,422    10,887
Provision for
(benefit from)
income taxes             1,818      1,974       685        700    (1,651)         914     -          142          852     3,730
                    -------------------------------------------------------------------------------------------------------------
Net income (loss)      $ 3,202    $ 3,123   $ 1,517    $ 1,243  $ (3,149)     $ 1,786  $  -       $1,006     $  1,570   $ 7,157
                    -------------------------------------------------------------------------------------------------------------

                                                              SIX MONTHS ENDED JUNE 30

---------------------------------------------------------------------------------------------------------------------------------
(In thousands)          1998       1997      1998       1997      1998        1997       1998       1997      1998        1997
---------------------------------------------------------------------------------------------------------------------------------
Revenues              $134,208   $105,394   $25,624    $22,684    $73,802     $55,311   $ -        $   -     $233,634  $183,389
Operating expenses      86,151     72,844     5,288      4,524     20,636      11,187     -           57      112,075    88,612
Wages and other
personnel expenses      16,035      8,914    10,730      9,869     37,834      27,156     -            -       64,599    45,939
General and
Administrative
expenses                15,630     13,273     3,490      3,313     13,428       9,183     -            -       32,548    25,769
Restructuring charge         -          -         -          -          -           -     -        6,340            -     6,340
Depreciation and
amortization             6,215      3,851     1,572      1,219      5,284       2,907     -            -       13,071     7,977
                    -------------------------------------------------------------------------------------------------------------
Income (loss) from
operations              10,177      6,512     4,544      3,759     (3,380)      4,878     -       (6,397)      11,341     8,752
Net interest income
(expense)                 (25)         78      (127)        39       (182)         26     -        2,170         (334)    2,313
                    -------------------------------------------------------------------------------------------------------------
Income (loss)
before income taxes     10,152      6,590     4,417      3,798     (3,562)      4,904     -       (4,227)      11,007    11,065
Provision for
(benefit from)
income taxes             4,181      2,824     1,557      1,475     (1,211)      1,792     -       (2,553)       4,527     3,538
                    -------------------------------------------------------------------------------------------------------------
Net income (loss)      $ 5,971    $ 3,766   $ 2,860    $ 2,323   $ (2,351)    $ 3,112   $ -     $ (1,674)    $  6,480   $ 7,527
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

         Net income was $3.2 million for the three month period ended June 30, 1998 compared to $3.1 million for the comparable 1997 period. Net income increases from the Financial Alliance acquisition were offset by increases in merchant card operating expenses and decreases in merchant check revenues.

         Net income was $6.0 million for the six month period ended June 30, 1998 compared to $3.8 million for the comparable 1997 period. The increase was due to higher revenues from the Financial Alliance acquisition and increases in fee income at the Company's core merchant card operations during the first quarter of 1998 which were not matched by comparable increases in operating expenses. The merchant check operations contributed to the increased net income in the first quarter with slightly lower revenues more than offset by lower operating expenses.

Travel Services.

         Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001.

         Net income was $1.5 million and $2.9 million for the three month and six month periods ended June 30, 1998, compared to $1.2 million and $2.3 million for the comparable 1997 periods. The increases for both the three and six month periods resulted principally from the Company's January 1998 acquisition of JBH Travel Audit, Inc. and reduced operating expenses at its core operations.

Corporate Services.

         Corporate Services processes remittances, accounts payable and freight bills and provides integrated document solutions involving electronic imaging, archival, processing and payment settlement.

         The three and six month periods ended June 30, 1998 reflected net losses of $3.1 million and $2.4 million compared to net income of $1.8 million and $3.1 million for the comparable 1997 periods. The decrease for both the three and six month periods was due primarily to decreases in volume and increased costs related to the implementation of imaging technologies at the Company's remittance operations, and a $2.6 million write-off of internally developed software and related costs following the cancellation of a significant customer contract at freight operations. It is anticipated that the higher costs and other operating problems associated with the remittance operations will persist through the second half of 1998, with the likely result that corporate services will continue to incur losses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary uses of capital includes acquisitions, capital expenditures and working capital. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

         The Company's capital expenditures include amounts for computer systems hardware and software, office furniture, and building expansion and remodeling. During the three and six month periods ended June 30, 1998, the Company's capital expenditures totaled $13.9 million and $20.3 million respectively. Such expenditures were principally financed from operating cash flow, which totaled approximately $26.4 million and $44.2 million for the three and six month periods respectively. Operating cash flow during the three and six month periods ended June 30, 1997, totaled $20.0 million and $30.6 million and capital expenditures were $7.5 million and $13.3 million. The Company expects capital expenditures for the remainder of 1998 to be approximately $10.5 million. It is anticipated that these expenditures will be funded with operating cash flows.

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

         The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $101.7 million and $83.2 million as of June 30, 1998 and December 31, 1997, respectively.

FORWARD LOOKING STATEMENT

         Certain matters discussed in this report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from such statements, including the Company's ability to attract and retain profitable customer accounts; its ability to timely resolve the aforementioned operating issues in Corporate Services; competitive factors generally, in particular price competition, and other risks detailed from time to time in the Registrant's SEC reports.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K:

a.        EXHIBITS


27.1      Financial Data Schedule.

b.        REPORTS ON FORM 8-K

          June 22, 1998: On June 22, 1998, National Processing, Inc. announced that earnings were expected to fall below the June 18, 1998 consensus estimates of $.12 and $.62 per share for the second quarter and full year 1998 by as much as one-half and one-fourth, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL PROCESSING, INC.

Date:    August 13, 1998            By:
                                    Jim W. Cate
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                    By:
                                    Danny L. McDaniel
                                    Vice President and Controller
                                    (Principal Accounting Officer)