Form 10-Q
period 1998-09-30
NATIONAL PROCESSING INC
filed 1998-11-16
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

The number of shares outstanding of the Registrant's Common Stock as of November 13, 1998 was 50,644,651.

                           NATIONAL PROCESSING, INC.

                                     INDEX

PART I.           FINANCIAL INFORMATION

                                                                                                         Page No.
                                                                                                         --------
        Item 1. Condensed Consolidated Financial Statements (unaudited)

                      Consolidated Balance Sheets - September 30, 1998
                      and December 31, 1997                                                                3

                      Consolidated Statements of Income -
                      Three Months and Nine Months Ended
                      September 30, 1998 and 1997                                                          4

                      Condensed Consolidated Statements of
                      Cash Flows -Nine Months Ended September 30, 1998 and 1997                            5

                      Notes to Condensed Consolidated Financial
                      Statements                                                                           6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                        9

PART II.              OTHER INFORMATION

        Item 6.       Exhibits and Reports on Form 8-K                                                    19

SIGNATURES                                                                                                20

                            NATIONAL PROCESSING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    Unaudited
                                                                   September 30  December 31
                                                                       1998         1997
                                                                   ------------  -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                       $ 37,458      $ 38,887
     Securities available for sale                                       --           1,188
     Accounts receivable-trade                                         71,555       104,752
     Check inventory                                                    3,989         7,395
     Restricted deposits-client funds                                  99,798        83,183
     Deferred tax assets                                                8,768        10,941
     Other current assets                                               9,188        10,064
                                                                     --------      --------
Total current assets                                                  230,756       256,410
Property and equipment:
     Furniture and equipment                                          113,537        94,976
     Building and leasehold improvements                               23,233        15,679
     Software                                                          20,184        16,219
     Property leased from affiliate                                     4,173         4,173
     Land and improvements                                              2,535         1,591
                                                                     --------      --------
                                                                      163,662       132,638
Accumulated depreciation and amortization                              78,474        66,467
                                                                     --------      --------
                                                                       85,188        66,171
Other Assets:
     Goodwill, net of accumulated amortization of
         $14,295 in 1998 and $10,616 in 1997                          174,929       170,327
     Acquired merchant portfolios                                      18,930        21,115
     Other assets                                                       8,903         8,004
                                                                     --------      --------
Total other assets                                                    202,762       199,446
                                                                     --------      --------
TOTAL ASSETS                                                         $518,706      $522,027
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Restricted deposits-client funds                                $ 99,798      $ 83,183
     Accounts payable-trade                                             4,127         5,209
     Merchant payable-check services                                    3,647         7,271
     Accrued bankcard assessments                                      16,065        19,806
     Income tax payable to NCC                                          5,215         4,262
     Acquisition balance due                                             --          26,781
     Other accrued liabilities                                         33,350        30,551
                                                                     --------      --------
Total current liabilities                                             162,202       177,063

Obligation under property leased from affiliate                         2,310         2,591
Other long-term liabilities                                             1,896         2,674
Deferred tax liabilities                                                5,028         2,874
                                                                     --------      --------
Total liabilities                                                     171,436       185,202
Shareholders' equity:
     Preferred stock, without par value; 5,000,000
        shares authorized; no shares issued or outstanding               --            --
     Common stock, without par value; 95,000,000 shares
        authorized; 50,644,651 and 50,575,000 shares issued and             1             1
        outstanding in 1998 and 1997, respectively
     Contributed capital                                              175,799       175,215
     Retained earnings                                                171,470       161,609
                                                                     --------      --------
Total shareholders' equity                                            347,270       336,825
                                                                     --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $518,706      $522,027
                                                                     ========      ========


            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                    (In thousands, except per share amounts)

                                                 Three Months Ended          Nine Months Ended
                                                    September 30                September 30
                                                 1998          1997          1998          1997
                                               --------      --------      --------      --------
Revenues                                       $121,430      $100,780      $354,257      $284,169
Other income                                      4,000          --           4,000          --
Operating expenses                               64,642        47,929       176,717       136,543
Wages and other personnel expenses               31,977        24,702        96,576        70,639
General and administrative expenses              16,760        12,856        49,308        38,625
Restructuring charges                              --            --            --           6,340
Depreciation and amortization                     6,718         4,194        19,789        12,171
                                               --------      --------      --------      --------
INCOME FROM OPERATIONS                            5,333        11,099        15,867        19,851

Net interest income                                 116         1,214           589         3,527
                                               --------      --------      --------      --------
Income before income taxes                        5,449        12,313        16,456        23,378

Provision for income taxes                        2,068         4,676         6,595         8,214
                                               --------      --------      --------      --------
NET INCOME                                     $  3,381      $  7,637      $  9,861      $ 15,164
                                               ========      ========      ========      ========
BASIC AND DILUTED INCOME PER COMMON SHARE      $    .06      $    .15      $    .19      $    .30
                                               ========      ========      ========      ========





            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                             1998            1997
                                                                                           --------       ---------
OPERATING ACTIVITIES
     Net income                                                                            $  9,861       $  15,164
     Items not requiring cash currently:
           Depreciation and amortization                                                     19,789          12,171
           Restructuring charge                                                                --             4,163
           Deferred income taxes                                                              4,327            --
           Loss on retirement of fixed assets                                                 2,267
     Change in current assets and liabilities:
           Accounts receivable                                                               33,833          26,074
           Check inventory                                                                    3,406           1,322
           Accounts payable-trade                                                            (1,193)         (5,682)
           Merchant payable-check services                                                   (3,624)         (1,527)
           Accrued bankcard assessments                                                      (3,741)           (329)
           Income taxes payable                                                                 953           1,658
           Other current assets/liabilities                                                   3,631             271
           Other, net                                                                        (1,964)         (2,685)
                                                                                           --------       ---------
     Net cash provided by operating activities                                               67,545          50,600
                                                                                           --------       ---------
INVESTING ACTIVITIES
     Capital expenditures                                                                   (34,442)        (17,773)
     Purchases of securities available for sale                                                --          (423,958)
     Proceeds from sales and maturity of securities
          available for sale                                                                  1,188         436,987
     Acquisitions, net of cash acquired                                                     (36,023)        (30,343)
                                                                                           --------       ---------
     Net cash used by investing activities                                                  (69,277)        (35,087)
                                                                                           --------       ---------
FINANCING ACTIVITIES
     Principal payments under property leased from affiliate                                   (281)           (106)
     Net cash proceeds from exercise of stock options                                           584            --
                                                                                           --------       ---------
     Net cash provided (used) by financing activities                                           303            (106)
                                                                                           --------       ---------
Net (decrease) increase in cash and cash equivalents                                         (1,429)         15,407
Cash and cash equivalents, beginning of period                                               38,887           3,330
                                                                                           --------       ---------
Cash and cash equivalents, end of period                                                   $ 37,458       $  18,737
                                                                                           ========       =========

Supplemental Disclosure
              Taxes paid                                                                   $  4,431       $  10,071


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

2.       RESTRUCTURING CHARGE

                  During the three month period ended March 31, 1997, the Company recorded non-recurring expenses of $6,340,000 for severance pay and other costs related to organizational restructuring. These charges decreased net income and earnings per share by approximately $3,867,000 and $.08, respectively. At September 30, 1998, other accrued liabilities include $800,000 related to the restructuring charge.

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

                  Supplemental cash flow information related to the acquisition is as follows:

         (Dollars in thousands)
         Net assets other than cash acquired                  $1,384
         Purchase price in excess of net assets acquired       4,632
                                                               -----
         Net cash used to acquire JBH                         $6,016
                                                              ======

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

7.       PROVISION FOR REMITTANCE CHARGEBACKS

         The Company's remittance operation accepts checks received on behalf of customers and remits the funds to the customer. Certain amounts are charged back by banks to the Company for errors in deposits, NSF checks, etc. The Company maintains an in-process inventory of these items which it normally settles without significant charges. As a result of problems associated with the conversion of the remittance product to a new image based system, the in-process inventory of bank charge backs increased over normal operating levels. The consolidated statements of income for the three and nine month periods ended September 30, 1998 reflect charges of $4.3 million and $5.9 million respectively for chargebacks deemed to be unrecoverable. Management believes these provisions are adequate to cover losses related to chargebacks.

8.       NET INCOME PER COMMON SHARE

         The calculation of net income per common share follows (in thousands except per share amounts):

                                                         Three Months               Nine Months
                                                         ------------               -----------
                                                         Ended Sept 30             Added Sept 30
                                                         -------------             -------------
                                                       1998         1997         1998        1997
                                                      ------       ------       ------       ------
BASIC
    Net Income                                       $ 3,381      $ 7,637      $ 9,861      $15,164
    Average common shares outstanding                 50,644       50,575       50,614       50,575
    Net income per common share - basic              $   .06      $   .15      $   .19      $   .30

DILUTED
    Net income                                       $ 3,381      $ 7,637      $ 9,861      $15,164
    Average common shares outstanding                 50,644       50,575       50,614       50,575
    Stock option adjustment                               47          189          163          105
    Average common shares outstanding - diluted       50,691       50,764       50,777       50,680
    Net income per common share - diluted            $   .06      $   .15      $   .19      $   .30


9.       COMPREHENSIVE INCOME

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

         The financial information and related discussion included herein reflect the results of operations of the following acquisitions from their respective acquisition dates: on February 4, 1997, the Company acquired NTA, Inc. a freight payment processing company; on June 18, 1997, the Company acquired the operating assets and liabilities of Intracon, Inc., a freight payment processing company; on June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a data processing company; on September 30, 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company; on October 24, 1997, the Company acquired 79.6% of the outstanding shares of FA Holdings, Inc., a debit and credit card processor (the Company acquired the remaining outstanding shares of FA Holdings, Inc. on January 2, 1998); on January 15, 1998 the Company acquired JBH Travel Audit, Inc., a travel fee auditing company.

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

RESULTS OF OPERATIONS

         The following table summarizes the Company's operating results as a percentage of revenues:

                                                            Three Months Ended           Nine Months Ended
                                                                  Sept 30                     Sept 30
                                                           -------------------------------------------------
                                                            1998           1997          1998          1997
                                                           ------        -------        ------        ------
Revenues                                                   100.0%         100.0%        100.0%        100.0%
Other income                                                 3.3%              -          1.1%             -
Operating expenses                                          53.2%          47.6%         49.9%         48.0%
Wages and other personnel expenses                          26.3%          24.5%         27.2%         24.9%
General and administrative expenses                         13.8%          12.8%         13.9%         13.6%
Restructuring charges                                        0.0%           0.0%          0.0%          2.2%
Depreciation and amortization                                5.6%           4.1%          5.6%          4.3%
                                                           -----          -----         -----         -----
Income from operations                                       4.4%          11.0%          4.5%          7.0%

Net interest income                                           .1%           1.2%          0.2%          1.2%
                                                           -----          -----         -----         -----
Income before income taxes                                   4.5%          12.2%          4.7%          8.2%
Provision for income taxes                                   1.7%           4.6%          1.9%          2.9%
                                                           -----          -----         -----         -----

Net income                                                   2.8%           7.6%          2.8%          5.3%
                                                           =====          =====         =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Consolidated revenue increased $20.7 million, or 20.5%, to $121.4 million for the quarter ended September 30, 1998, from $100.8 million for the comparable 1997 period. The increase is primarily due to revenues from the Company's last three acquisitions, the fourth quarter 1997 acquisitions of FA Holdings, Inc. and Caribbean Data Services, Ltd. and the first quarter 1998 acquisition of JBH Travel Audit, Inc., which contributed $20.3 million. Consolidated revenues from the core business group increased $.4 million, or 0.4%. Core business increases resulted principally from increases in the merchant card operations offset by decreases in the remittance, merchant check, travel and freight operations.

         Other Revenues. Other revenues in 1998 reflect a settlement for the cancellation of a merchant card processing contract.

         Costs and Expenses. Consolidated costs and expenses increased $30.4 million, or 33.9%, to $120.1 million for the quarter ended September 30, 1998 from $89.7 million during the comparable 1997 period.

         Operating expenses increased $16.7 million, or 34.9%, to $64.6 million for the quarter ended September 30, 1998 from $47.9 million in 1997. The increase was due in part to the last three acquisitions which contributed $6.8 million in operating expenses. The Company's core businesses reflected increases in operating expense of $9.9 million principally due to $4.3 for chargebacks at remittance operations and $3.4 million at merchant card operations due to increased volumes and expanded sales distribution channels, information technology and customer services. The Company's freight, merchant check and travel operations also experienced increases in operating expenses.

         Wages and other personnel expenses increased $7.3 million, or 29.5%, to $32.0 million for the quarter ended September 30, 1998, from $24.7 million in 1997. This increase is due primarily to the last three acquisitions which added $8.7 million in 1998. These increases were partially offset by wage decreases at remittance, travel and freight operations resulting from decreases in processing volumes.

         General and administrative expenses increased $3.9 million, or 30.4%, to $16.8 million for the quarter ended September 30, 1998, from $12.9 million in 1997. This increase resulted principally from increases in information technology expenses, including $1.0 million for Year 2000 and increases in sales and support services related to the company's last three acquisitions.

         Depreciation and amortization increased $2.5 million, or 60.2%, to $6.7 million for the quarter ended September 30, 1998, from $4.2 million in 1997. The increase was primarily due to the amortization of intangibles and the depreciation of fixed assets acquired in the last three acquisitions, which contributed $1.9 million, and additions of fixed assets at the Company's core businesses.

         Net Interest Income. The Company earned net interest of $.1 million in the 1998 period compared to $1.2 million in 1997. This decrease resulted from decreased investment balances reflecting the cash used for the 1997 and 1998 acquisitions.

         Tax Provision. Income tax expense for the quarter ended September 30, 1998 was $2.1 million compared to $4.7 million in 1997. The decrease resulted principally from the decrease in taxable income of $6.9 million to $5.4 million for the quarter ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Consolidated revenue increased $70.1 million, or 24.7%, to $354.3 million for the nine month period ended September 30, 1998, from $284.2 million for the comparable 1997 period. The increase is primarily due to revenues from the last five acquisitions which contributed $64.5 million. Consolidated revenues from the core business group increased $5.6 million, or 2.0%. Core business increases resulted principally from increases in the merchant card operations offset by decreases in the remittance and merchant check operations.

         Other Revenues. Other revenues in 1998 reflect a settlement for the cancellation of a merchant card processing contract.

         Costs and Expenses. Consolidated costs and expenses increased $78.1 million, or 29.5%, to $342.4 million for the nine month period ended September 30, 1998 from $264.3 million during the comparable 1997 period.

         Operating expenses increased $40.2 million, or 29.4%, to $176.7 million for the nine month period ended September 30, 1998 from $136.5 million in 1997. The increase was primarily due to the last five acquisitions which contributed $20.0 million in operating expenses. The Company's core businesses reflected increases in operating expense of $20.2 million principally due to increased volumes and expanded sales distribution channels, information technology and customer services at the merchant card operations and increases at the remittance operations due to $5.9 million for chargebacks and $2.4 million in additional expenses due to delays in converting to its new imaging technology. Additional increases resulted from the write-off of internally developed software and related costs following the cancellation of a significant customer contract at the freight operations. These increases were offset by decreases at the merchant check operations.

         Wages and other personnel expenses increased $25.9 million, or 36.7%, to $95.6 million for the nine month period ended September 30, 1998, from $70.6 million in 1997. This increase is due primarily to the last five acquisitions which added $27.3 million in 1998. These increases were partially offset by wage decreases at the remittance and travel operations resulting from decreases in processing volumes.

         General and administrative expenses increased $10.7 million, or 27.7%, to $49.3 million for the nine month period ended September 30, 1998, from $38.6 million in 1997. This increase resulted principally from increases in information technology including $3.0 million for Year 2000 compliance, $1.2 million of the total $2.6 million freight software write-off discussed above, and increases in sales and support services related to the company's last three acquisitions.

         Restructuring charges of $6.3 million in 1997 resulted from $5.1 million for severance pay and $1.2 million for other costs, related to organizational restructuring.

         Depreciation and amortization increased $7.6 million, or 62.6%, to $19.8 million for the nine month period ended September 30, 1998, from $12.2 million in 1997. The increase was primarily due to the amortization of intangibles and the depreciation of fixed assets acquired in the last five acquisitions, which contributed $6.4 million, and additions of fixed assets at the Company's core businesses.

         Net Interest Income. The Company earned net interest of $0.6 million in the 1998 period compared to $3.5 million in 1997. This decrease resulted from decreased investment balances reflecting the cash used for the 1997 and 1998 acquisitions.

         Tax Provision. Income tax expense for the nine month period ended September 30, 1998 was $6.6 million compared to $8.2 million in 1997. The decrease resulted from the decrease in taxable income of $6.9 million to $16.5 million. The 1997 effective tax rate was lower than the 1998 rate due to non-taxable interest income from investments in 1997.

LINE OF BUSINESS REVIEW

         The composition of the Company's statements of income by line of business follows:

---------------------------------------------------------------------------------------------------------------------------
                         Merchant                Travel              Corporate
                         Services               Services              Services           Corporate          Consolidated
---------------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------------
(In thousands)          1998      1997       1998       1997       1998       1997     1998     1997       1998       1997
---------------------------------------------------------------------------------------------------------------------------
Revenues              $72,480   $57,210   $ 12,285    $11,586   $ 36,665    $31,984   $ --     $ --     $121,430   $100,780
Other Income            4,000      --         --         --         --         --       --       --        4,000       --
Operating expenses     48,377    39,400      2,725      2,253     13,540      6,276     --       --       64,642     47,929

Wages and other
personnel expenses      9,593     4,383      4,607      4,893     17,777     15,426     --       --       31,977     24,702

General and
Administrative
expenses                8,138     5,996      1,603      1,802      7,019      5,058     --       --       16,760     12,856

Depreciation and
amortization            3,121     1,940        795        585      2,802      1,669     --       --        6,718      4,194
                      -------   -------   --------    -------   --------    -------   ------   ------   --------   --------
Income (loss) from
operations              7,251     5,491      2,555      2,053     (4,473)     3,555     --       --        5,333     11,099

Net interest income
(expense)                 264        76        (80)        34        (68)        32     --      1,072        116      1,214
                      -------   -------   --------    -------   --------    -------   ------   ------   --------   --------

Income (loss)
before income taxes     7,515     5,567      2,475      2,087     (4,541)     3,587     --      1,072      5,449     12,313

Provision for
(benefit from)
income taxes            2,750     2,349        801        823     (1,483)     1,367     --        137      2,068      4,676
                      -------   -------   --------    -------   --------    -------   ------   ------   --------   --------

Net income (loss)     $ 4,765   $ 3,218   $  1,674    $ 1,264   $ (3,058)   $ 2,220   $ --     $  935   $  3,381   $  7,637
                      -------   -------   --------    -------   --------    -------   ------   ------   --------   --------

----------------------------------------------------------------------------------------------------------------------------------
                              Merchant              Travel               Corporate
                              Services             Services               Services            Corporate            Consolidated
----------------------------------------------------------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED SEPTEMBER 30

(In thousands)             1998       1997       1998       1997        1998       1997     1998      1997        1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues               $206,050   $162,605   $ 37,898    $34,270   $ 110,309    $87,294   $ --      $ --      $354,257   $284,169
Other Income              4,000       --         --         --          --         --       --        --         4,000       --
Operating expenses      134,526    112,191      8,047      6,804      34,144     17,491     --          57     176,717    136,543
Wages and other
personnel expenses       25,626     13,296     15,336     14,763      55,614     42,580     --        --        96,576     70,639
General and
Administrative
expenses                 23,760     19,259      5,119      5,176      20,429     14,190     --        --        49,308     38,625
Restructuring charge       --         --         --         --          --         --       --       6,340        --        6,340
Depreciation and
amortization              9,360      5,854      2,311      1,715       8,118      4,602     --        --        19,789     12,171
                       --------   --------   --------    -------   ----------   -------   ------   --------   --------   --------
Income (loss) from
operations               16,778     12,005      7,085      5,812      (7,996)     8,431     --      (6,397)     15,867     19,851
Net interest income
(expense)                   878        153       (196)        73         (93)        57     --       3,244         589      3,527
                       --------   --------   --------    -------   ----------   -------   ------   --------   --------   --------
Income (loss)
before income taxes      17,656     12,158      6,889      5,885      (8,089)     8,488     --      (3,153)     16,456     23,378
Provision for
(benefit from)
income taxes              6,931      5,173      2,359      2,298      (2,695)     3,158     --      (2,415)      6,595      8,214
                       --------   --------   --------    -------   ----------   -------   ------   --------   --------   --------
Net income (loss)      $ 10,725   $  6,985   $  4,530    $ 3,587   $  (5,394)   $ 5,330   $ --     $  (738)   $  9,861   $ 15,164
                       ========   ========   ========    =======   ==========   =======   ======   ========   ========   ========


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

         Revenues for the three month period ended September 30, 1998 increased by $15.3 million due to merchant card revenue increases of $12.0 million from the FA Holdings acquisition and additional increases at core operations, offset in part by lower merchant check revenues from the elimination of certain unprofitable customers and re-pricing of some continuing customers. Other income increased due to a $4.0 million ($2.4 million after tax) settlement for the cancellation of a merchant card contract. This contract represented approximately 2% of the 1998 merchant card revenues prior to the cancellation. Higher expenses were driven by expanded sales distribution channels, information technology and customer service enhancements.

         Revenues for the nine month period ended September 30, 1998 increased $43.4 million due to merchant card revenue increases of $32 million from the FA Holdings acquisition and additional increases at core operations, partially offset by lower merchant check revenues as discussed above.

Travel Services.

         Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001.

         Net income was $1.7 million and $4.5 million for the three month and nine month periods ended September 30, 1998, compared to $1.3 million and $3.6 million for the comparable 1997 periods. The increases for both the three and nine month periods resulted principally from the Company's January 1998 acquisition of JBH Travel Audit, Inc. Additional increases recorded at the core travel operations were due to cost savings bonuses which exceeded decreases in volumes and income from the ARC contract.

Corporate Services.

         Corporate Services processes remittances, accounts payable and freight bills and provides integrated document solutions involving electronic imaging, archival, processing and payment settlement.

         The three month period ended September 30, 1998 reflected a net loss of $3.1 million compared to net income of $2.2 million for the comparable 1997 period. The decrease was primarily due to $4.3 million for chargebacks and additional expenses related to the implementation of imaging technologies and reduced revenues at the remittance operations.

         The nine month period ended September 30, 1998 reflected a net loss of $5.4 million compared to net income of $5.3 million for the comparable 1997 period. The decrease was primarily due to a $5.9 million reserve for chargebacks and additional expenses related to the implementation of imaging technologies and reduced revenues at the remittance operations. Additional decreases resulted from a $2.6 million write-off of internally developed software and related costs following the cancellation in June of a significant customer contract at the freight operations. This contract represented approximately 10% of 1998 freight revenues prior to the cancellation. It is anticipated that the higher costs and other operating problems associated with the remittance operations will persist through the fourth quarter of 1998, with the likely result that corporate services will continue to incur losses.

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

         The Company's capital expenditures include amounts for computer systems hardware and software, office furniture, and building expansion and remodeling. During the three and nine month periods ended September 30, 1998, the Company's capital expenditures totaled $14.1 million and $34.4 million respectively. Such expenditures were principally financed from operating cash flow, which totaled approximately $23.3 million and $67.5 million for the three and nine month periods respectively. Operating cash flow during the three and nine month periods ended September 30, 1997, totaled $20.0 million and $50.6 million and capital expenditures were $4.5 million and $17.8 million. The Company expects capital expenditures for the remainder of 1998 to be approximately $14 million. It is anticipated that these expenditures will be funded with operating cash flows.

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

         The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $99 million and $83 million as of September 30, 1998 and December 31, 1997, respectively.

RECENT DEVELOPMENTS

         On October 28, 1998, the Board of Directors authorized management to investigate potential strategic options for various product and business lines. Such options could include restructuring, divestiture or liquidation of certain lines.

YEAR 2000

         Management initiated the process of preparing its computer systems and applications for the Year 2000 in February 1996. The process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.

         Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, approximately 70% of the work necessary to complete the assessment, remediation and testing of those business processes determined to be "mission critical" has been completed. As part of the testing process, the Company established a separate isolated testing environment that further tests the functioning of modified systems when linked together. Management expects to complete the remediation and testing of all affected systems within the critical business processes by the end of the second quarter of 1999.

         Management is also working with significant customers, vendors, and business counterparties to monitor the progress of their Year 2000 efforts. Despite those efforts, the ultimate effect on the Company of non-compliance by these third parties is not determinable.

         Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner, and, thus far, The Company's Year 2000 remediation activities have tracked in accordance with its plan. Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite the Company's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues. Under the unlikely scenario that the additional phases are not completed, the Company could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties and disruptions to the economy in general resulting from Year 2000 issues could also have a material negative impact of undeterminable magnitude on the Company.

         The revised estimate of the total cost of the Year 2000 project is approximately $8.5 million. The increase from the previous estimate of $5 million primarily relates to the increased use of contract labor and outside consultants. To date, $4.0 million of the total project costs have been incurred. During the third quarter and the first nine months of 1998, incremental expense associated with the project totaled approximately $1.0 million and $3.0 million, respectively.

FORWARD LOOKING STATEMENT

         The sections entitled "Corporate Services" and "Year 2000" contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties, including changes in general economic conditions, the Company's ability to execute its business plans, including its plan to address the Year 2000 issue, the ability of third parties to effectively address their Year 2000 issues, and its ability to timely resolve the operating issues in corporate services. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K:

A.        EXHIBITS

27.1      Financial Data Schedule.

B.        REPORTS ON FORM 8-K

          July 7, 1998: On July 7, 1998, National Processing, Inc. announced that earnings were expected to fall below the July 1, 1998 consensus estimate of $.45 per share for the full year 1998 by as much as $.05 per share.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NATIONAL PROCESSING, INC.

Date:    November 13, 1998          By:
                                    Jim W. Cate
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                    By:
                                    Danny L. McDaniel
                                    Vice President and Controller
                                    (Principal Accounting Officer)