Form 10-K405
period 1998-12-31
NATIONAL PROCESSING INC
filed 1999-04-01
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from________________to___________

                         COMMISSION FILE NUMBER: 1-11905


                            NATIONAL PROCESSING, INC.
             (Exact name of Registrant as specified in its charter)

                Ohio                                   61-1303983
    (State or other jurisdiction           I.R.S. Employer Identification No.)
  of incorporation or organization)


1231 Durrett Lane
Louisville, Kentucky                                   40285-0001
(Address of principal executive offices                (Zip Code)

       Registrant's telephone number, including area code: (502) 315-2000

        Securities registered pursuant to Section 12(b) of the act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 was $29,415,190. The market value calculation was determined using the closing sale price of the registrant's common stock on March 23, 1999, as reported on the New York Stock Exchange.

The number of shares outstanding of the Registrant's Common Stock as of March 29, 1999 was 50,644,651.

                                    TABLES OF CONTENTS

                                 Form 10-K Annual Report

Part I                                                                      PAGE
                                                                            ----

ITEM 1.     BUSINESS........................................................   3

ITEM 2.     PROPERTIES......................................................   6

ITEM 3.     LEGAL PROCEEDINGS...............................................   7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   7

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS...........................................   7

ITEM 6.     SELECTED FINANCIAL DATA.........................................   8

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................   9

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......  13

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  13

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE........................... 13

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  14

ITEM 11.    EXECUTIVE COMPENSATION..........................................  14

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................  14

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  14

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K...................................................  16

SIGNATURES  ................................................................  17

                                     PART I

ITEM 1. BUSINESS

      National Processing, Inc. ("NPI", the "Company" or "Registrant"), through its wholly owned operating subsidiary National Processing Company ("NPC"), is a provider of low-cost high-volume transaction processing services and customized processing solutions. Deploying technology and applications software, the Company currently provides products and services which include (i) processing of card transactions ("Merchant Card Services") and check transactions ("Merchant Check Services") for merchants and other commercial businesses (collectively known as "Merchant Services"), (ii) outsourcing of administrative and financial functions for corporations seeking to reduce overhead costs ("Corporate Services"), and (iii) ticket processing and settlement for providers of travel-related services ("Travel Services").

      NPI is an Ohio corporation that was formerly a wholly owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company ("National City" or "NCC"). Following the completion of NPI's initial public offering in August 1996, National City continued to own 85% of NPI's outstanding common stock, without par value ("Common Stock" or "NPI Common Stock"). NPI was formed on June 5, 1996 to hold all of the Common Stock of National Processing Company. To effect the transaction, NPI issued 43,100,000 shares of Common Stock (after giving retroactive effect to the 57,465.67 to 1 stock split which was effective on June 6, 1996) to National City and National City contributed the Common Stock of NPC (then a wholly owned subsidiary of NCC) to NPI. On August 9, 1996, NPI sold 7,475,000 shares of its Common stock in an initial public offering; retaining the net proceeds from the transaction to fund internal business development needs. In May 1997, National City purchased 1,265,400 shares of NPI's common stock in the open market and currently owns 88% of NPI's outstanding common stock. NPI maintains operations, employees and contracts substantially independent of National City's other operating subsidiaries. NPI and National City are parties to agreements pursuant to which National City and its subsidiaries provide NPI, and NPI provides National City and its subsidiaries, certain administrative support, operations, and processing services. NPI is also a party to a tax sharing agreement and a registration rights agreement with National City.

      Merchant Services represented approximately 60% of the Company's revenues in 1998 and provided services to approximately 400,000 merchant locations. Corporate Services functions include accounts payable processing, remittance processing, freight bill audit and funds settlement services, outsourcing services and electronic commerce products. Corporate Services represented approximately 30% of the Company's revenues in 1998. Travel Services provides settlement functions to the airline industry for all ticket purchases made through travel agents in the United States. In addition to ticket payment processing, the Company provides lift document processing services for many airline companies. Travel Services includes electronic commission payment solutions which are targeted primarily at travel related companies such as auto rental agencies, hotels and cruise lines, which reduce costs and provide management information. Travel Services accounted for approximately 10% of the Company's revenues in 1998.

      An important component of the Company's profitability has been access to low-cost international labor markets. The Company established its initial presence internationally with the opening of a processing facility in Juarez, Mexico in 1988. During 1997, the Company acquired Caribbean Data services, Ltd., a data processing company with operating facilities in Barbados and the Dominican Republic, and MRS Jamaica, Inc., a healthcare form processing company with operating facilities in Jamaica. At December 31, 1998, international operations employed approximately 63.8% of the Company's employees.

      The Company announced in late 1998 and early 1999 that the Board of Directors had authorized management to investigate potential strategic options for various product and business lines, including the possible restructuring, divestiture, or liquidation of certain lines. The Company's management closely evaluated the profitability and future growth potential of the Company's various businesses, particularly three business lines within the Corporate Services segment and one business line within the Merchant Services segment. The Corporate Services business lines under consideration engage in freight bill audit and settlement services, the administration of payable functions on an outsourcing basis for large corporations, and remittance processing. The Merchant Services business line under consideration engages in check authorization and guarantee activities. Since that effort began, the Company entered into an agreement in February 1999 to sell the freight payment and payables business lines. In addition, in March 1999, the Board of Directors committed to the definite divestiture, either through sale or liquidation, of the check authorization and remittance business lines. (See further discussion of these events in the sections that follow entitled Merchant Services Segment and the Corporate Services Segment and in Note O to the Consolidated Financial Statements.) These actions will allow the Company to focus more closely on its core businesses which include merchant card processing, outsourcing services and travel services.

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

      Merchant Services Segment

      The Company's merchant services business consists of activities related to merchant card processing and merchant check processing. As previously mentioned, in the first quarter of 1999, the Company committed to divest the merchant check business so that the Company can focus more closely on its core merchant card processing business. This business maintains significant scale in an industry that is still experiencing 10% to 15% organic growth.

      Payment processing volume for commercial businesses has grown steadily in recent years as a result of a proliferation in the uses and types of credit and debit cards, wider acceptance of such cards among merchants and increased consumer usage of such cards. Advances in payment processing and telecommunications technology have been a key factor contributing to this growth. The transition from paper-based to electronic processing, for example, provides greater convenience to merchants and consumers, reduces fees charged to merchants, and facilitates faster, more accurate settlement of payments.

      The merchant card processing market is generally characterized by three tiers of merchants consisting of national, regional, and numerous local merchants. Historically, the Company has focused on servicing national merchants, while many smaller transaction processors, such as Independent Sales Organizations (ISOs) and regional banks, have offered a more limited range of services to regional and local businesses. In October 1997, the Company strategically expanded its card processing business through the acquisition of approximately 80%, and in January 1998, the remaining 20%, of the common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc., an independent sales organization that specializes in selling credit and debit card processing services to smaller merchants.

      This acquisition allowed NPC to diversify its customer base (i.e., prior to this acquisition, the Company had primarily focused on servicing national merchants), enhance its risk management systems and, most importantly, significantly expand its distribution capabilities. Through approximately 300 commission only sales representatives and third party distribution relationships, the Company currently generates approximately 5,000 new merchant applications each month.

      The Company's current customer base consists of approximately 140,000 customers with over 400,000 locations, all of which are based in the United States. No one customer contributes more than 10% to merchant card revenue. In 1998 and 1997, card processing represented approximately 77.9% and 71.2%, respectively, and 89.4% and 79.6%, respectively, of total merchant services revenues and operating profit.

      The merchant services market is extremely competitive, which results in pricing pressure and creates the need for continuous improvement in technology both to satisfy customer demands and to reduce operating costs. The costs to meet merchant requirements for improved service, satisfy the demands for additional technology-driven applications, and the scale driven nature of the industry have made it difficult for small scale transaction processors to remain competitive. As a result, the transaction processing industry will likely continue to undergo rapid consolidation over the next few years.

      According to published industry sources, the three largest credit and debit card transaction processors handled 51.8% of total credit and debit card sales volume for calendar year 1997. (the Nilson Report - March, 1998). The remaining market is highly fragmented among smaller merchant service providers. The Company is well positioned to grow aggressively its national and regional customer portfolios through continued expansion of direct and third party distribution channels.

      Corporate Services Segment

      The Company's Corporate Services business provides outsourcing services, remittance processing, accounts payable processing and freight bill audit and settlement services to businesses. The corporate outsourcing marketplace is competitive with a few relatively large providers and numerous smaller providers. The cost advantages associated with large-scale processing, and the ability to invest in new technology that delivers value-added services at lower per unit costs have enabled large-scale providers to capture much of the transaction processing and outsourcing requirements of large corporations. Corporate Services' response to this competition has been to acquire additional international labor infrastructure, initially in Mexico and, through 1997 acquisitions, in Dominican Republic, Barbados and Jamaica. Secondly, Corporate Services is spending capital and management time to re-engineer processing platforms to incorporate outsourcing services and internet technologies and to maximize the benefit of the international labor infrastructure. These changes are expected to position Corporate Services with a more competitive product capability in the future.

      In 1999, management committed to a plan to divest the remittance processing, accounts payable processing and freight bill audit and settlement services business lines so that the Company can focus more closely on its core outsourcing services business. Collectively, the three business lines that will be divested made up 62.4% and 77.7% of total Corporate Services revenues for 1998 and 1997, respectively. These lines had an operating loss of $12.1 million for 1998 out of a total operating loss of $6.9 million for Corporate Services. These lines contributed $8.1 million, or 48.5% of the total corporate services operating profit of $16.6 million for 1997.

      The remaining business within Corporate Services is outsourcing services and represents a growing business that began in the early 1990's. Within this business, the Company performs numerous administrative and clerical outsourcing services for over 60 major companies. This includes operation of mailrooms, image scanning, data entry, fulfillment and database creation services. Revenues from outsourcing services increased $26.0 million, or 105.3%, from 1997 to 1998, caused partly by the full year revenue recognition of two businesses acquired during 1997. Operating profit from outsourcing services for 1998 amounted to $5.2 million and represented 15.2% of total operating profit for the business segments of the Company.

      The market for outsourcing services continues to grow. Large companies are outsourcing non-strategic functions within their organizations to companies such as NPC. The Company's customers for outsourcing services include health insurance companies, credit card issuers, airlines, transportation companies and brokerage services. In 1998, several new customer relationships were developed and the new sales outlook for 1999 remains attractive.

      In order to remain cost competitive, the Company and many of its competitors have moved to international locations to reduce operating expenses. The Company has four strategic international locations in the Caribbean and Mexico.

      Travel Services Segment

      The Company's Travel Services business derived approximately 76% of its revenues in 1998 from an exclusive long-term contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under its current contract with the ARC, which expires in December 2001. That contract is currently being renegotiated, and, as a result, is expected to be extended through December 2005. The Company believes that there are only a few other providers that can compete in providing high volume processing for the travel related industries.

Regulation

      As a result of National City's ownership in NPI and as long as National City has a controlling interest, NPI is subject to banking laws, regulations and orders (collectively, the "Banking Laws"). For example, NPI is subject to the supervision and examination of the Board of Governors of the Federal Reserve System ("FRB"), one of the principal regulatory bodies having jurisdiction over National City. The FRB reviews acquisitions and new businesses to be engaged in by NPI, and the FRB's written approval is required in order for NPI to consummate an acquisition. Pursuant to the Bank Holding Act, NPI shall not engage in any activity, or own, control, or have the power to vote more than 5% of any class of voting security of any company engaged in any activity (i) for which the Bank Holding Act requires a bank holding company to receive prior approval from the FRB without such approval having been obtained, or (ii) that would cause NPI or any affiliate of NPI to violate any regulation, administrative order, or court order made pursuant to the Bank Holding Act. If at any time it is determined that any activity conducted by NPI or any subsidiary does not comply with the requirements of the Bank Holding Act, NPI is required to take all reasonable steps to cease such activity, or to divest any ownership or control position. If National City is unable to obtain the necessary consent or approval for any business activity substantially different from those business activities NPI currently conducts, then NPI may not engage in any of those new business activities or proceed with the contemplated acquisition of a business that would engage in such new activities. NPI does not believe, however, that either the Banking Laws or the Bank Holding Act will impede significantly the manner in which NPI intends to conduct its business or its product and service offerings, although there can be no assurance that the Banking Laws or Bank Holding Act will not have such an effect.

      The Company is currently engaged in check guarantee and collection services. As such, the Company is subject to certain consumer collection laws, orders and regulations (collectively, "Consumer Laws") and the laws of the various states in which such activities are conducted, which among other things:
(i) require the Company to obtain and maintain certain licenses and qualifications; (ii) limit the fees and other charges the Company is allowed to charge; and (iii) require specified disclosures. The Company is also subject to various other federal, state, local and foreign laws, orders and regulations applicable to the Company's operations in the jurisdictions where it conducts business. Where applicable, regulators and other persons are authorized to seek remedies against entities such as the Company for violations of such laws, including the Consumer Laws.

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

Employees

            As of December 31, 1998, the Company and its subsidiaries had 10,478 full-time and 308 part-time employees.

ITEM 2. PROPERTIES

      The Company leases its processing facility in Louisville, Kentucky, consisting of approximately 223,000 square feet, from National City Bank of Kentucky, a wholly owned subsidiary of National City. (See Transactions with Affiliates, Note E to Consolidated Financial Statements). The Company's lease for the Louisville processing facility expires on February 28, 2019. The Company also leases its operations center in Phoenix, Arizona. The Phoenix facility consists of approximately 50,000 square feet for which the final lease term expires on July 31, 1999. In an effort to improve both its operating efficiencies and standardize its customer service levels, at the expiration of this lease, the Company plans to consolidate significantly all of its remaining operations in its Phoenix, AZ facility to its Louisville, KY facility. The Company's Juarez operation owns and utilizes four properties totaling 225,000 square feet. The Company's other processing facilities have varying lease expiration terms and range in size from 3,900 square feet to 41,300 square feet and are located throughout the United States, Barbados, Dominican Republic, Jamaica, and Mexico. The Company's 26 marketing and sales offices have varying lease expiration terms and range in size from 100 square feet to 9,000 square feet and are located throughout the United States. All properties leased and owned by the Company are in good repair and suitable condition for the purposes for which they are used. The Company periodically reviews its space requirements to consolidate and dispose of or sublet facilities which are no longer required in connection with its businesses and to acquire new space to meet the needs of its businesses.

ITEM 3. LEGAL PROCEEDINGS

      Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

      The Company's common stock is traded on the New York Stock Exchange under the symbol NAP. The common stock has been quoted on the New York Stock Exchange since August 9, 1996, the date of the initial public offering of the Company's common stock. The quarterly high and low closing price and the final day's closing price of the Company's common stock for each of the quarterly periods in 1998 and 1997 were:

Fiscal year ended December 31, 1998         High              Low        Close
                                            ----              ---        -----
First Quarter                             $12.500          $ 9.750       $12.375
Second Quarter                             12.938            9.500        10.688
Third Quarter                              11.313            6.563         6.750
Fourth Quarter                              7.063            5.438         5.500

Fiscal year ended December 31, 1997
First Quarter                             $16.125          $ 7.875       $ 8.000
Second Quarter                             11.250            6.750        10.250
Third Quarter                              11.625            9.125        11.125
Fourth Quarter                             11.688            9.375         9.875

      The number of holders of record of the Company's common stock as of March 23, 1999 was 127. The Company believes that it has significantly more than 127 beneficial holders of its common stock.

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

      Investors or analysts requiring further information should contact Thomas
A. Richlovsky, Investor Relations, Department 2101, P.O. Box 5756, Cleveland, Ohio, 44101-0756 (1-216-575-2126).

ITEM 6. SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in Item 7.

                                                   Year Ended December 31,
                                     ----------------------------------------------------
                                       1998       1997       1996       1995       1994
                                     --------   --------   --------   --------   --------
                                             (in millions, except per share data)
Income Statement Data:(1)
Revenues                             $  483.2   $  405.7   $  373.7   $  339.3   $  319.5
Other Income                              4.0       --          3.9       --         --
Operating Expenses                      242.5      193.4      182.3      173.4      161.9
Wages and Other Personnel Expenses      126.9      101.6       83.2       69.9       73.6
General and Administrative
  Expenses                               66.8       50.8       49.0       41.8       40.2
Restructuring Charge                     --         13.3       --         --         --
Depreciation and
  Amortization                           26.8       17.8       12.8       10.4        9.6
                                     --------   --------   --------   --------   --------

Income from Operations                   24.2       28.8       50.3       43.8       34.2
Net Interest Income (Expense)              .9        4.0        2.8         .6        (.6)
                                     --------   --------   --------   --------   --------
Income Before Taxes                      25.1       32.8       53.1       44.4       33.6
Provision for Income Taxes                9.8       11.7       21.7       18.6       14.3
                                     --------   --------   --------   --------   --------

Net Income                           $   15.3   $   21.1   $   31.4   $   25.8   $   19.3
                                     ========   ========   ========   ========   ========
Basic and Diluted Net Income
   per Common Share (2)              $   0.30   $   0.42   $   0.68   $   0.60   $   0.45
                                     ========   ========   ========   ========   ========

Average Shares Outstanding
    - diluted (2)                        50.7       50.7       46.1       43.1       43.1

Balance Sheet Data:
Working Capital                      $   72.4   $   79.3   $  178.8   $   64.1   $   45.6
Goodwill                                171.4      170.3       70.6       72.6       73.5
Total Assets                            512.4      523.3      418.6      281.3      288.4
Total Liabilities                       159.8      186.4      102.9      107.3      140.2
Shareholders' Equity                 $  352.7   $  336.8   $  315.7   $  174.0   $  148.2

(1) The above information includes the impact of the following acquisitions during the period presented: in December 1995, the Company acquired the remittance processing business of First Data Resources, Inc.; on February 4, 1997, the Company acquired NTA, Inc. a freight payment processing company; on June 18, 1997, the Company acquired the operating assets and liabilities of Intracon, Inc., a freight payment processing company; on June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company; on September 30, 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company; on October 24, 1997, the Company acquired 79.6% of the outstanding shares of FA Holdings, Inc., a debit and credit card processor (the Company acquired the remaining outstanding shares of FA Holdings, Inc. on January 2, 1998); on January 15, 1998, the Company acquired JBH Travel Audit Inc., a company which audits fees payable to travel agencies. These transactions were accounted for as purchases; accordingly, the results of operations are included in the statements of income from the respective acquisition dates.

(2) Net income per share for 1994 and 1995 has been calculated based on 43,100,000 shares outstanding which reflects the retroactive effect of the 57,465.67 to one stock split effective June 6, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company is a provider of low-cost, high-volume transaction processing services and customized processing solutions. The Company deploys technology and applications software primarily to merchants and other commercial businesses, corporations and providers of travel-related services.

Components of Revenue and Expenses

      Revenues. The Company's revenues are generated from a variety of sources. The Company's Merchant Services revenues are primarily derived from fees paid by merchants for the authorization and settlement of credit and debit card transactions, exclusive of interchange fees, and for the acceptance of checks. Merchant fees paid to the Company include assessment fees, which are amounts charged by credit card associations for clearing services, advertising and other expenses. Revenues from Corporate Services are derived from transaction fees for the processing of remittances, accounts payable and freight bills, and for outsourced services. Revenues from Travel Services are dependent on the volume of ticket sales by travel agents on behalf of airlines. A small portion of revenues is derived from earnings on cash balances, which are maintained by customers pursuant to contract terms. Revenues derived from services provided to affiliates are immaterial.

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

Results of Operations

      The following table summarized the Company's operating results and sets forth such results as a percentage of revenues for the periods indicated:

                                         Year Ended December 31,
                                      -----------------------------
                                       1998       1997       1996
                                      -------    -------    -------
Operating Results:
(in millions)
Revenues                              $ 483.2    $ 405.7    $ 373.7
Other Income                              4.0       --          3.9
Operating Expenses                      242.5      193.4      182.3
Wages and Other Personnel Expenses      126.9      101.6       83.2
General and Administrative Expenses      66.8       50.8       49.0
Restructuring Charge                     --         13.3       --
Depreciation and Amortization            26.8       17.8       12.8
                                      -------    -------    -------
Income from Operations                   24.2       28.8       50.3
Net Interest Income                        .9        4.0        2.8
                                      -------    -------    -------
Income Before Taxes                      25.1       32.8       53.1
Provision for Income Taxes                9.8       11.7       21.7
                                      -------    -------    -------
Net Income                            $  15.3    $  21.1    $  31.4
                                      =======    =======    =======

As a Percentage of Revenues:
Revenues                                100.0%     100.0%     100.0%
Other Income                               .8       --          1.0
Operating Expenses                       50.2       47.7       48.8
Wages and Other Personnel Expenses       26.3       25.0       22.2
General and Administrative Expenses      13.8       12.5       13.1
Restructuring Charge                     --          3.3       --
Depreciation and Amortization             5.5        4.4        3.5
                                      -------    -------    -------
Income from Operations                    5.0        7.1       13.4
Net Interest Income                        .2        1.0         .8
                                      -------    -------    -------
Income Before Taxes                       5.2        8.1       14.2
Provision for Income Taxes                2.0        2.9        5.8
                                      -------    -------    -------
Net Income                                3.2%       5.2%       8.4%
                                      =======    =======    =======

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

      Revenues: Consolidated revenues increased $77.5 million, or 19.1% to $483.2 million for the year ended December 31, 1998 from $405.7 million for 1997. The increase was primarily due to revenues generated from the last five acquisitions that contributed $70.5 million. The remaining increase resulted primarily from increases in the merchant card operations partially offset by decreases in the remittance and merchant check operations.

      The composition of the Company's revenues for these periods is as follows:

                                                  For the Year Ended
                                                     December 31
                                                 1998           1997
                                                 ----           ----
Merchant Services                                59.5%         57.6%
Corporate Services                               30.3%         31.1%
Travel Services                                  10.2%         11.3%

      Other Income: Other income in 1998 reflects a settlement for the cancellation of a third party merchant card processing contract.

      Costs and Expenses: Consolidated costs and expenses increased $86.2 million, or 22.9%, to $463.0 million for the year ended December 31, 1998 from $376.8 million during 1997.

      Operating expenses increased $49.1 million, or 25.4%, to $242.5 million for the year ended December 31, 1998 from $193.4 million in 1997. The increase was primarily due to the last six acquisitions that contributed $23.0 million in operating expenses. The Company's core businesses reflected increases in operating expense of $26.1 million, principally due to increased volumes and expanded sales distribution channels, information technology and customer services at the merchant card operations and increases at the remittance operations due to $5.2 million for research adjustments and $2.4 million in additional expenses due to delays in converting to its new imaging technology. The Company's remittance operation accepts checks received on behalf of customers and remits the funds to the customer. The research adjustments relate to the amounts charged back by the banks to the Company for errors in deposits, NSF checks, etc. The Company maintains an in-process inventory of these items that it normally settles without significant charges. As a result of problems associated with the conversion of the remittance product to a new image based system, the in-process inventory of bank charge backs increased over normal operating levels. Additional increases resulted from the write-off of internally developed software and related costs following the cancellation of a significant customer contract at the freight operations. These increases were offset by decreases at the merchant check operations.

      Wages and other personnel expenses increased $25.4 million, or 25.0%, to $127.0 million for the year ended December 31, 1998, from $101.6 million in 1998. This increase was due primarily to the last six acquisitions that added $29.0 million in 1998. These increases were partially offset by wage decreases at the remittance and travel operations resulting from decreases in processing volumes.

      General and administrative expenses increased $16.0 million, or 31.7%, to $66.8 million for the twelve months ended December 31, 1998, from $50.8 million in 1997. This increase resulted principally from increases in information technology expenses including $4.7 million incurred for Year 2000 compliance, $1.2 million of the total $2.6 million freight software write-off discussed above, and increases in sales and support services related to the company's last three acquisitions.

      Depreciation and amortization increased $9.0 million, or 50.2%, to $26.8 million for the year ended December 31, 1998, from $17.8 million in 1997. The increase was primarily due to the amortization of intangibles and the depreciation of fixed assets acquired in the last six acquisitions, which contributed $6.5 million, and additional fixed asset expenditures.

      Net Interest Income: The Company earned net interest income of $0.9 million for the year ended December 31, 1998 compared to $4.0 million in 1997. This decrease resulted from decreased investment balances reflecting the cash used for the 1997 and 1998 acquisitions.

      Tax Provision: The provision for income taxes for 1998 was $9.8 million compared to $11.7 million in 1997. The decrease resulted from the decrease in taxable income of $7.7 million to $25.1 million. Additionally, the 1997 effective tax rate was lower than the 1998 rate due to a significant increase in non-tax deductible goodwill amortization in 1998 resulting from 1997 and 1998 business acquisitions and due to non-taxable interest income from investments in 1997. The Company has approximately $51.0 million of state net operating loss carryforwards for income tax purposes available to offset future taxable income in the related states from 1999 to 2013. In 1998, the Company determined that it was more likely than not that future taxable income would be generated in these states sufficient to justify the deferred tax assets recorded, net of the related valuation allowance of $2.4 million.

      Net Income: Excluding the 1997 restructuring charge, which totaled $8.1 million after-tax, net income for the year ended December 31, 1998 decreased $13.9 million to $15.3 million from $29.2 million for the same period in 1997. The decrease resulted primarily from the additional expenses for research adjustments, the additional expenses due to delays in converting to new imaging technology, the write-off of internally developed software and costs incurred in conjunction with Year 2000 compliance.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Revenues. Consolidated revenues increased $32.0 million, or 8.6% to $405.7 million for the year ended December 31, 1997 from $373.7 million for 1996. The increase was primarily due to revenue gains in Merchant Services and Corporate Services which offset a revenue decline in Travel Services. Merchant Card Services revenue increased 6.7% in 1997 compared to 1996 due to increased transaction volume and an increase in revenue per transaction due to a shift in mix toward smaller volume customers. This shift in mix was in part due to the October 1997 acquisition of FA Holdings, Inc., a credit and debit card processing company specializing in smaller merchants. Corporate Services revenue grew 28.2% in 1997. 67% of this growth was due to 1997 acquisitions in the Company's freight and electronic imaging operations. The Company processed 2.8 billion transactions during 1997, representing a 7.7% transaction volume increase over the prior year.

      The composition of the Company's revenues for these periods is as follows:

                                                  For the Year Ended
                                                     December 31
                                                 1997           1996
                                                 ----           ----
Merchant Services                                57.6%         59.0%
Corporate Services                               31.1%         26.1%
Travel Services                                  11.3%         14.9%

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

      Additional increases resulted from restructuring charges of $6.3 million in the first quarter of 1997 related to severance pay and other costs resulting from an organizational restructuring and $7.0 million in the fourth quarter of 1997 for the consolidation of operations and facilities following the acquisition of FA Holdings, Inc.

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

      Net Income. Net income for the year ended December 31, 1997 decreased 32.6% to $21.1 million from $31.4 million for the year ended December 31, 1996. The decrease resulted principally from the $8.1 million of after-tax restructuring charges in 1997 and a 1996 $2.5 million after-tax gain on the sale of a portfolio of merchant contracts.

Business Segment Review

      Selected financial information for the Company's three business segments, Merchant Services, Travel Services and Corporate Services, are discussed in Note N, Segment Reporting. The following is an analysis of the Company's operations by business segment.

Merchant Services

      Revenues for the year ended December 31, 1998 increased $53.8 million due to merchant card revenue increases of $37.7 million from the FA Holdings acquisition and additional increases at core operations, partially offset by lower merchant check revenues from the elimination of certain unprofitable customers and re-pricing of some continuing customers. Operating profit includes other income of $4.0 million for a cancellation settlement of a merchant card contract. This contract represented approximately 2% of the 1998 merchant card revenues prior to cancellation.

Travel Services

      Revenues for the year ended December 31, 1998 increased $3.5 million primarily due to the January 1998 acquisition of JBH Travel Audit, Inc. Operating profit was $9.9 million for the year compared to $9.0 million for 1997. This increase was also due to the acquisition of JBH Travel Audit, Inc. and additional increases recorded at the core travel operations due to cost savings bonuses which exceeded decreases in volumes and income from the ARC contract.

Corporate Services

      The year ended December 31, 1998 reflected an operating loss of $6.9 million compared to an operating profit of $16.6 million for 1997. The decrease was primarily due to a $5.2 million reserve for research adjustments and additional expenses related to the implementation of imaging technologies and reduced revenues in remittance operations. Additional decreases resulted from a $2.6 million write-off of internally developed software and related costs following the cancellation in June of a significant freight customer contract.

Corporate

      In March, 1997, the Company recorded expenses of $6.3 million, including $5.0 million for severance pay for approximately 79 employees, and $1.2 million for other costs, related to organizational restructuring. In December, 1997, the Company recorded expenses of $7.0 million following the acquisition of FA Holdings, Inc. The expenses resulted principally from the write-off of certain fixed assets (totaling $5.5 million) related to several of the Company's operating facilities which have been or are in the process of being closed and consolidated into the Company's current facilities.

Liquidity and Capital Resources

      The Company's primary uses of capital resources include acquisitions, capital expenditures and working capital. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company's capital expenditures include amounts for computer systems hardware and software, scanning and other document processing equipment as well as buildings and leasehold improvements to the Juarez, Mexico and Louiseville operation facilities. During the year ended December 31, 1998 the Company's capital expenditures totaled $42.5 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $44.6 million. Operating cash flow during the year ended December 31, 1997 totaled $34.6 million. Capital expenditures for 1997 were $28.3 million. The Company expects capital expenditures for 1999 to be approximately $16 million principally to enhance processing capabilities in Merchant Services and Corporate Services.

      As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support its revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs are expected to be financed through operating cash flow and current cash. The Company maintains cash balances held on behalf of clients pending distribution to vendors that are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $91.5 million and $83.2 million as of December 31, 1998 and 1997, respectively. From time to time, the Company also maintains cash deposits from certain Merchant Card Services customers as collateral for potential contingent liabilities that are the responsibility of such customers. At December 31, 1998 and 1997, the amount of such cash deposits was immaterial.

Year 2000

      Management initiated the process of preparing its computer systems and applications for the Year 2000 in February 1996. The process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.

      Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, 95% of the work necessary to complete the assessment, remediation and testing of those business processes determined to be "mission critical" has been completed. Management expects to complete the remediation and testing of all affected systems within the critical business processes by the end of the second quarter of 1999.

      Management is also working with significant customers, vendors, and business counter parties to monitor the progress of their Year 2000 efforts.

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

      The total cost of the Year 2000 project is estimated at $8.5 million. Approximately 20% of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date $4.7 million of the total project costs have been incurred, all of which were incurred in 1998.

Forward Looking Statement

      In Item 1, Business, the sections entitled Merchant Services Segment, Corporate Services Segment and Travel Services Segment, and in Item 7, the section entitled Year 2000 contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties, including changes in general economic conditions, the Company's ability to execute its business plans, including its plan to address the Year 2000 issue, the ability of third parties to effectively address their Year 2000 issues and the Company's ability to carry out its plans to divest of the payables, freight, check and remittance business lines. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk for purposes of this disclosure relates to losses due to adverse changes in the fair value of a financial instrument caused by changes in interest rates, foreign exchange rates or commodity prices. These exposures are considered immaterial to the Company's financial position, results of operations, and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation of Directors

      Members of the board of directors of NPI who are not officers of National City, NPI or any of their subsidiaries ("Outside Directors"), receive a yearly retainer, payable in quarterly installments, and a fee for each meeting of the board, and each committee thereof, which they attend. The yearly retainer is $12,000. The fee for attendance at any board meeting or any committee meeting is $1,000. The chairperson of each committee receives a fee of $500 for each meeting of that committee attended by that chairperson. In addition, each non-affiliated director is awarded options to purchase 2,500 shares of NPI Common on the first Friday following each annual meeting of NPI's shareholders, with an exercise price equal to the market value as of the date of such first Friday.

      Pursuant to the NPI Nonemployee Directors Stock Option Plan, Messrs. Cotsakos, Gonzalez-Baz, and Heller each received in 1998 non-qualified stock options to purchase 2,500 shares of NPI Common at 100% of the fair market value as of the date upon which those options were granted.

Directors

      NPI's board of directors is comprised of seven individuals, four of whom are classified as Class I directors, and three of whom are classified as Class II directors. Each class of directors has a two-year term of office. Accordingly, the term of office of the Class I directors, which began upon the due election and qualification of those directors at the 1997 Annual Meeting of Shareholders, will expire upon the due election and qualification of their respective successors at the 1999 Annual Meeting. The term of office of the Class II directors, which began upon the due election and qualification of those directors at the 1998 Annual Meeting of Shareholders, will expire upon the due election and qualification of their respective successors at the 2000 Annual Meeting of Shareholders.

      The following material contains biographical information concerning each director, including recent employment, positions with NPI, other directorships, age, and the number of shares of NPI Common beneficially owned, all as of February 28, 1999. Unless otherwise indicated, the directors and nominees have sole voting and investment power with respect to NPI's securities shown to be owned by each.

CLASS I DIRECTORS WHOSE TERMS CONTINUE UNTIL THE 1999 ANNUAL MEETING OF SHAREHOLDERS

                        JAMES R. BELL, III, Executive Vice President of National City, since 1996. Executive Vice President of Retail Sales and Distribution of National City, since 1998. President and Chief Executive Officer of National City Bank of Kentucky, a commercial bank, from 1996 to 1998. Vice Chairman of National City Bank of Kentucky from 1995 to 1996 and Executive Vice President of National City Bank of Kentucky from 1994 to 1995. Director of NPI since 1996. Age: 42. Shares of NPI Common owned: 3,030.

                        AURELIANO GONZALEZ-BAZ, Partner in Bryan Gonzalez Vargas y Gonzalez-Baz, a full service law firm, since 1974. Director of NPI since 1996. Chairman of the Audit Committee and member of the Compensation Committee. Age:
                        51. Shares of NPI Common owned: 0; options exercisable within 60 days: 17,499.

                        PRESTON B. HELLER, Jr., Retired as Chairman, Chief Executive Officer and President of Pioneer-Standard Electronics, Inc., an industrial distributor of electronics and computer products, during 1996. Prior to that time he served as Chairman and Chief Executive Officer from 1992 to 1995. Director of NPI since 1996. Member of the Audit Committee and the Compensation Committee. Age: 69. Shares of NPI Common owned: 4,500; options exercisable within 60 days: 17,499.

                        ROBERT G. SIEFERS, Chairman of the Board of NPI since May, 1997. Vice Chairman and Chief Financial Officer of National City since August, 1997. Executive Vice President and Chief Financial Officer of National City from 1991 to August, 1997. Director of NPI since 1996.
                        Age: 53. Shares of NPI Common owned: 10,000.

CLASS II DIRECTORS WHOSE TERMS CONTINUE UNTIL THE 2000 ANNUAL MEETING OF SHAREHOLDERS

                        CHRISTOS M. COTSAKOS, President and Chief Executive Officer of E*TRADE Group, Inc., an electronic commerce company, since 1996. President and Co-Chief Executive Officer of A. C. Nielsen, Inc. from 1992 to 1995. Director of NPI since 1996. Chairman of the Compensation Committee and member of the Audit Committee. Age: 50. Shares of NPI Common owned: 11,100; options exercisable within 60 days: 17,499.

                        JEFFREY D. KELLY, Executive Vice President of National City since 1994. Senior Vice President of National City from 1990 to 1994. Age: 45. Shares of NPI owned: 1,000.

                        ROBERT E. SHOWALTER, President and Chief Executive Officer of NPI since March 1997. President and Chief Executive Officer of National City Bank, Northeast from 1995 to 1997 and President and Chief Executive Officer of National City Bank, Northwest from 1991 to 1995. Director of NPI since 1997. Age: 62. Shares of NPI Common owned: 45,200; options exercisable within 60 days: 133,334.


                       REMUNERATION OF EXECUTIVE OFFICERS
                        AND TRANSACTIONS WITH MANAGEMENT

Executive Compensation

      (a) Compensation. The following table sets forth, together with certain other information, the compensation earned during the fiscal year ended December 31, 1998 by (i) Robert E. Showalter, who served as President and Chief Executive Officer of NPI during March, 1998 (ii) the four most highly compensated executive officers (other than the President and Chief Executive Officer) of National Processing and its subsidiaries, and (iii) John J. Leehy, III who, but for the fact that he was not serving as an executive officer of National Processing at the end of 1998 would have been among the four most highly compensated executive officers (other than the President and Chief Executive Officer) who were serving as executive officers of National Processing at the end of 1998.


                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                       Long-Term Compensation
                                                 -------------------                       ----------------------
                                                                                          Awards            Payouts
                                                                                          ------            -------
                                                                                                Securities
                                                                                 Restricted     Underlying                   All
                                                                          Other     Stock        Options/                   Other
     Name and Principal                                      Bonus        Annual   Award(s)         SARs      LTIP           Comp
          Position                  Year     Salary($)        ($)         Comp($)    ($)          (#)(6)    Payouts($)      ($)(7)
          --------                  ----     ---------        ---         -------    ---          ------    ----------      ------
Robert E. Showalter(1)              1998     $ 320,833     $       0       $  0     $ 0           70,571     $140,923     $ 48,343
President and                       1997     $ 284,792     $ 216,000       $  0     $ 0          226,481     $ 45,753     $ 31,706
Chief Executive Officer             1996     $             $               $        $                        $            $

Robert E. Johnson(2)                1998     $ 173,183     $  66,000       $  0     $ 0           25,000     $      0     $ 24,483
Executive Vice President            1997     $ 168,683     $  24,350       $  0     $ 0           75,000     $      0     $ 21,636
                                    1996     $ 165,667     $  71,638       $  0     $ 0          100,000     $      0     $ 21,551

Donald J. Kenney(3)                 1998     $ 226,154     $       0       $  0     $ 0          125,000     $      0     $ 11,308
Executive Vice President            1997     $             $               $        $                        $            $
                                    1996     $             $               $        $                        $            $

John J. Leehy, III(4)               1998     $ 200,000     $       0       $  0     $ 0                0     $      0     $ 10,000
                                    1997     $  38,351     $       0       $  0     $ 0          100,000     $      0     $      0
                                    1996     $             $               $                                 $            $

Gregory W. Sahrmann(5)              1998     $ 191,667     $  42,000       $  0     $ 0           75,000     $      0     $  9,611
                                    1997     $  36,215     $       0       $  0     $ 0           50,000     $      0     $      0
                                    1996     $             $               $        $                        $            $

Thomas A. Wimsett                   1998     $ 183,333     $       0       $  0     $ 0           25,000     $      0     $ 21,117
Executive Vice President            1997     $ 170,000     $  77,700       $  0     $ 0          100,000     $      0     $ 24,600
                                    1996     $ 152,500     $  84,700       $  0     $ 0          100,000     $      0     $ 11,938


(1) Robert E. Showalter was elected President and Chief Executive Officer of NPI during March, 1997.

(2) Robert E. Johnson resigned as Executive Vice President of NPI effective as of March 31, 1999.

(3) Donald J. Kenney was elected Executive Vice President of NPI on March 31, 1998.

(4)   John J. Leehy, III joined NPI on October 24, 1997.

(5) Gregory W. Sahrmann joined NPI on October 24, 1997. He resigned as Executive Vice President of NPI effective as of December 31, 1998.

(6) The Securities Underlying Options/SARS pertain to options to purchase shares of NPI Common with the exception of Robert E. Showalter who received options to purchase 20,571 shares of National City Common Stock, par value $4.00 per share ("National City Common") and options to purchase 50,000 shares of NPI Common.

(7) All Other Compensation includes the Executive Savings Plan and the Savings and Investment Plan matching and profit-sharing components together with premiums paid by NPI in connection with split dollar insurance contracts, but does not include retirement accruals as these are not calculable. For the year 1998, each of the named executive officers were credited with the following matching and profit-sharing amount under the Savings and Investment Plan: Robert E. Showalter, $11,130; Robert E. Johnson, $11,002; Donald J. Kenney, $6,308; John J. Leehy, III, $$6,250; Gregory W. Sahrmann, $6,314; and Thomas A. Wimsett, $4,750. The named executive officers were credited with the following match and profit-sharing amount under the Executive Savings Plan during the year 1998; Robert E. Showalter, $19,151; Robert E. Johnson, $7,309; Donald J. Kenney, $5,000; John J. Leehy, III, $3,750; Gregory W. Sahrmann, $3,297; and Thomas A. Wimsett, $16,367. All other compensation also includes the following amounts equal to the full dollar value of the remainder of the premiums paid by NPI in connection with life insurance policies issued pursuant to the Split Dollar Life Insurance Agreements between National City and the following named executive officers during 1998, respectively, as applicable: Robert E. Showalter, $18,062; Robert E. Johnson, $6,172; Donald J. Kenney, $0; John J. Leehy, III, $0; Gregory W. Sahrmann, $0; and Thomas A. Wimsett, $0;. The premiums paid by NPI in connection with the life insurance policies issued pursuant to such Split Dollar Life Insurance Agreements, set forth in the preceding sentence, generally will be recovered in full by NPI upon the cancellation or purchase by a named executive officer of any such life insurance policy or the payment of any death benefits under any such life insurance policy.

      (b) Options. The following table provides information on options to acquire National City Common and NPI Common granted during 1998 to the named executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                              Individual Grants
                                                              -----------------
                                     Number of         % of Total
                                    Securities        Options/SARs         Exercise
                                    Underlying         Granted to             or                           Grant Date
                                   Options/SARs       Employees in        Base Price      Expiration         Present
        Name                        Granted(#)       Fiscal Year(1)         ($/sh)           Date           Value($)
        ----                        ----------       --------------         ------           ----           --------
Robert E. Showalter                   50,000  (2)           6.22%            $11.813          5/21/08       $347,000(6)
                                       1,472  (3)           7.16%             67.875          7/28/08         16,531(7)
                                       8,528  (4)          41.46%             67.875          7/28/08         95,769(7)
                                       4,517  (5)          21.96%             69.002          7/22/06         51,584(7)
                                       6,054  (5)          29.43%             69.062          7/28/07         69,137(7)
Robert E. Johnson(8)                  25,000  (2)           3.11%             11.813          5/21/08        173,500(6)
Donald J. Kenney                     100,000  (2)          12.45%             12.375          3/31/08        727,000(6)
                                      25,000  (2)           3.11%             11.813          5/21/08        173,500(6)
John J. Leehy, III                         0                   0%
Gregory W. Sahrmann(9)                75,000                9.34%             11.813          5/21/08        520,500(6)
Thomas A. Wimsett                     25,000  (2)           3.11%             11.813          5/21/08        173,500(6)

(1) NPI granted options representing 803,300 shares to NPI employees during 1998. National City granted options representing 20,571 shares to NPI employees during 1998.

(2) Options are options to acquire NPI Common. All such options are non-qualified stock options. Subject to the named individual remaining in the continuous employment of NPI, the options become exercisable 33% annually beginning one year from the date of grant and expire not later than 10 years from the date of grant.

(3) Options are incentive stock options to acquire National City Common. One half of each option grant becomes exercisable one year after the date of the grant and the remainder becomes exercisable on the second anniversary of the grant. For incentive stock options a further restriction is placed on the exercise of options such that the maximum number of shares of National City Common which become initially available for purchase under all post-1986 incentive stock option grants from National City in any calendar year shall be limited to that number of shares the aggregate exercise price of which does not exceed $100,000. Additional Option rights are attached to each option and Additional Options will be granted upon exercise, subject to certain provisions, if the exercise price or the related tax obligation is paid using shares of National City Common owned by the optionee.

(4) Options are non-qualified stock options to acquire National City Common. One-half of each option grant becomes exercisable one year after the date of grant and the remainder becomes exercisable on the second anniversary of the grant. The options have a contractual term of 10 years. Additional Option rights are attached to each option and Additional Options will be granted upon exercise, subject to certain provisions, if the exercise price or the related tax obligation is paid using shares of National City Common owned by the optionee.

(5) Options are Additional Options as defined in the Amended and Restated National City Corporation 1993 Stock Option Plan ("Additional Options") to acquire National City Common. Additional Options are granted at the market price of National City Common on the date of grant and become exercisable 6 months after the date of grant. They have a contractual term equal to the remaining term of the original option.

(6) In accordance with Securities and Exchange Commission rules, the Black-Scholes pricing model was used to estimate the Grant Date Present Value. The values indicated were calculated using the following assumptions: (i) an expected volatility of .492, (ii) an expected dividend yield of 0%, (iii) a risk-free interest rate at the date of grant of 5.97%, (iv) an expected option life of 7 years, and (v) no discounts for non-transferability or risk of forfeiture. The estimated values have been included solely for purposes of disclosure in accordance with the rules of the Securities and Exchange Commission and represent theoretical values. The actual value, if any, an executive may realize will depend upon the increase in the market price of NPI Common through the date of exercise. Such an increase would benefit all shareholders of NPI.

(7) In accordance with Securities and Exchange Commission rules, the Black-Scholes pricing model was used to estimate the Grant Date Present Value. The values indicated were calculated using the following assumptions: (i) an expected volatility of .208, (ii) an expected dividend yield of 3.00%, (iii) the risk-free interest rate at the date of grant based upon a term equal to the expected life of the option of 4.539%, (iv) an expected option life equal to the anticipated period of time from date of grant to exercise of 3.9 years, and (v) no discounts for non-transferability or risk of forfeiture. The estimated values have been included solely for purposes of disclosure in accordance with the rules of the Securities and Exchange Commission and represent theoretical values. The actual value, if any, an executive may realize will depend upon the increase in the market price of National City Common through the date of exercise. Such an increase would benefit all stockholders of National City.

(8) Robert E. Johnson resigned as Executive Vice President of NPI effective as of March 31, 1999. Under the terms of Mr. Johnson's resignation, Mr. Johnson's NPI options will terminate on March 31, 2001.

(9) Gregory W. Sahrmann resigned as Executive Vice President of NPI effective as of December 31, 1998. Under the terms of the Stock Option Agreement pursuant to which Mr. Sahrmann's options were granted, Mr. Sahrmann's options terminated unexercised upon his resignation.

      The following table sets forth the stock options for National City Common and NPI Common exercised by each of the named executive officers during the calendar year 1998 and the December 31, 1998 value of all unexercised options for National City Common and NPI Common held by the named executive officers.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                        Number of
                                                                       Securities                  Value of
                                                                       Underlying                 Unexercised
                                                                       Unexercised               In-The-Money
                                                                      Options/SARs               Options/SARs
                                   Shares                              at 12/31/98                at 12/31/98
                                 Acquired on         Value            Exercisable/               Exercisable/
        Name                     Exercise(#)    Realized($)(1)        Unexercisable              Unexercisable
        ----                     -----------    --------------        -------------              -------------
Robert E. Showalter               19,991(2)      $403,508.31(2)       49,800/34,700(2)        $1,900,882.04/$299,772.94(4)
                                       0(3)                0(3)      66,667/183,333(3)                      $0.00/$0.00(5)

Robert E. Johnson(6)                   0(2)                0(2)          14,300/100(2)            $662,660.00/$4,312.50(4)
                                       0(3)                0(3)      91,667/108,333(3)                      $0.00/$0.00(5)

Donald J. Kenney                       0(2)                0(2)            64,260/0(2)              $3,546,657.90/$0.00(4)
                                       0(3)                0(3)           0/125,000(3)                      $0.00/$0.00(5)

John J. Leehy, III                     0(2)                0(2)                 0/0(2)                      $0.00/$0.00(4)
                                       0(3)                0(3)            33,333/0(3)                      $0.00/$0.00(5)

Gregory W. Sahrmann(7)                 0(2)                0(2)                 0/0(2)                      $0.00/$0.00(4)
                                       0(3)                0(3)                 0/0(3)                      $0.00/$0.00(5)

Thomas A. Wimsett                      0(2)                0(2)           6,400/100(2)            $282,587.50/$4,312.50(4)
                                       0(3)                0(3)     100,001/124,999(3)                      $0.00/$0.00(5)

(1) The "Value Realized" is equal to the difference of the fair market value on the date of exercise less the option exercise price.

(2)   Pertains to options to purchase shares of National City Common.

(3)   Pertains to options to purchase shares of NPI Common.

(4) The "Value of Unexercised In-The-Money Options/SARs at 12/31/98" is equal to the difference (in no case less than zero) of the closing price of National City Common on December 31, 1998, which was $72.50, less the option/SAR exercise price.

(5) The "Value of Unexercised In-the-Money-Options/SARs at 12/31/98" is equal to the difference (in no case less than zero) of the closing price of NPI Common on December 31, 1998, which was $5.50, less the option/SAR exercise price.

(6) Robert E. Johnson resigned as Executive Vice President of NPI effective as of March 31, 1999.

(7) Gregory W. Sahrmann resigned as Executive Vice President of NPI effective as of December 31, 1998.

      The following table provides information on the awards of long-term incentive plan participation during the year 1998.

             LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                                  Estimated Future Payouts under
                                                      Performance                            Non-Stock
                                     Number of          or Other                       Price-Based Plans(3)
                                  Shares, Units       Period Until              ----------------------------------
                                     or Other         Maturation or             Threshold     Target       Maximum
          Name                     Rights(#)(1)         Payout(2)                  ($)          ($)          ($)
          ----                     ------------         ---------                  ---          ---          ---
Robert E. Showalter                     N/A         December 31, 2001             64,547      107,579      215,158
Robert E. Johnson(4)                    N/A         December 31, 2000                  0            0            0
Donald J. Kenney                        N/A         December 31, 2000             37,830       63,050      126,100
John J. Leehy, III                      N/A         December 31, 2000                  0            0            0
Gregory W. Sahrmann(5)                  N/A         December 31, 2000                  0            0            0
Thomas A. Wimsett                       N/A         December 31, 2000             25,220       42,033       84,067

(1) Awards are cash awards based on a percentage of the individual's base pay. No shares or other rights are granted.

(2) Mr. Showalter participates in the National City Corporation Long-Term Incentive Compensation Plan. His award is based on a three-year cycle starting 1/1/99 and ending 12/31/01. All other awards were made under the NPI Company Long-Term Incentive Compensation Plan, and are based on a three-year cycle commencing 1/1/98 and ending 12/31/00. Mr. Wimsett was awarded the opportunity to participate in the next three-year cycle of the NPI Company Long-Term Incentive Compensation Plan. Under either plan, payouts occur only at the end of the cycle.

(3) In the case of Mr. Showalter, the payout is a percentage of his average annual salary for the three-year cycle, determined on the basis of National City's ranking, according to increase in total shareholder return over the three-year cycle, relative to a peer group comprised of high-performing banking companies. In all other cases, the payout is a percentage of the participant's average annual salary for the three-year cycle, determined on the basis of NPI's compound growth rate in earnings over the three-year cycle.

(4) Robert E. Johnson resigned as Executive Vice President of NPI effective March 31, 1999. Under the terms of the National Processing Company Long-Term Incentive Compensation Plan, participants who resign prior to the end of a three-year cycle are not entitled to any award under the plan for that cycle. Accordingly, the estimated future payouts to Mr. Johnson for the three-year cycle commencing January 1, 1999 are zero.

(5) Gregory W. Sahrmann resigned as Executive Vice President of NPI effective as of December 31, 1998. Under the terms of the NPI Company Long-Term Incentive Compensation Plan, participants who resign prior to the end of a three-year cycle are not entitled to any award under the plan for that cycle. Accordingly, the estimated future payouts to Mr. Sahrmann for the three-year cycle commencing January 1, 1998 are zero.

      The value of benefits paid or furnished by NPI in 1998 to executive officers, other than those included in the preceding table, are less than the amounts required to be disclosed pursuant to the Exchange Act.

DESCRIPTION OF NPI'S COMPENSATION AND BENEFIT PLANS

      Savings Plan. NPI participates in the National City Savings and Investment Plan (the "Savings Plan"). The Savings Plan is a qualified salary reduction profit-sharing plan within the meaning of Section 401(k) of the Code. Under the Savings Plan as amended, all eligible employees (generally, an eligible employee is one who has completed one year of continuous service, is 21 years of age or older and has completed 1,000 hours of service) of NPI and its adopting subsidiaries may participate in the Savings Plan by directing their employers to make Before-Tax Contributions (as defined in the Savings Plan) to the Savings Plan Trust (the "Trust") for their accounts and to reduce their compensation by an equal amount. Contributions may be directed in any whole percentage between 1% and 10% of the employee's base compensation. The employers also make contributions to the Trust ("Matching Employer Contributions") in an amount equal to the Matching Employer Contribution percentage then in effect (the Matching Employer Contribution percentage is currently an amount equal to 100% of the first 3% of the employee's pay contributed as a Before-Tax Contribution, plus 50% of the next 4% of the employee's pay similarly contributed as a Before-Tax Contribution, with no further Matching Employer Contribution for any additional pay contributed as a Before-Tax Contribution). Amounts contributed pursuant to the Savings Plan may be invested in certain investment choices. Before-Tax Contributions and Matching Employer Contributions are fully vested at all times.

      During 1997, the Savings Plan had a profit-sharing feature based upon National City's profitability, as measured by the percentage return on common equity ("ROE") from year to year. The profit-sharing contribution was in addition to the regular Matching Employer Contributions described above. The additional amount of this profit-sharing contribution in any year was dependent upon National City's ROE for that year and ranged, in five-cent increments from no additional contribution, if a minimum ROE of 12% was not attained, to a maximum of 50 cents for each $1.00 of an individual's Before-Tax Contributions for the year if National City's ROE was equal to or greater than 18.5%. In 1997, National City's ROE was 18.53%, which resulted in National City contributing 50 cents for each $1.00 of an individual's Before-Tax Contribution as a profit-sharing contribution for the year 1997. The profit-sharing contribution for the year 1998 was made in February, 1999.

      Effective January 1, 1998, the profit-sharing contribution for any year, commencing with 1998, will be determined on the basis of the reported growth in National City's earnings per share ("EPS") since the end of the immediately preceding year. Under the Savings Plan, the amount of the profit sharing contribution for any year, commencing in 1998, will range, in five cent increments, from zero, if growth in National City's reported EPS since the end of the immediately preceding year is less than 8%, to a maximum of 50 cents for each $1.00 of an individual's Before-Tax Contributions for that year if growth in National City's reported EPS since the end of the immediately preceding year is equal to or greater than 14.01%. The profit-sharing contribution for each year will be made during the immediately succeeding year. Any profit-sharing contribution will be in addition to any Regular Matching Employer Contributions.

      Executive Plan. NPI participates in the National City Executive Savings Plan (the "Executive Plan"). The Executive Plan is a non-qualified salary reduction profit-sharing plan, similar to the Savings Plan. The Executive Plan is to supplement the Savings Plan with respect to employee Before-Tax Contributions and the attendant Matching Employer Contributions which, by reason of an individual's annual compensation, would not be otherwise allowed because of the annual maximum limit of the Code or because of the application, under the Code, of actual deferral percentage testing against prohibited excessive deferrals by highly compensated employees. The Executive Plan is substantially similar to the Savings Plan as to amounts of employee Before-Tax Contributions and Matching Employer Contributions.

      Participants in the Executive Plan are limited to those key officers of NPI or its subsidiaries who may be designated from time to time by the Compensation Committee. The benefits of the Executive Plan are without regard to any limitation imposed by the Code, or any other applicable law limiting the amount payable under a qualified plan (such as the Savings Plan), and represent unfunded general obligations of NPI. Portions of such benefits are subject to certain provisions for forfeiture as set forth in the Executive Plan.

      Directors of NPI or its subsidiaries who are not also employees of NPI, National City or any of their subsidiaries are not eligible to participate in the Savings Plan or the Executive Plan.

      National Processing Company Long-Term Incentive Compensation Plan. The National Processing Company Long-Term Incentive Compensation Plan (the "Long-Term Plan") for Senior Officers focuses on maximizing returns to shareholders and promotes the long-term profitability and success of NPI by providing an incentive to those key executives who are primarily responsible for such profitability and success.

      The Long-Term Plan is administered by the Compensation Committee. Awards are based on the earnings of NPI over a three-year cycle commencing on January 1 of each fiscal year. Each new fiscal year begins a new three-year plan cycle. Awards under the Long-Term Plan are based on the attainment of goals over a three-year plan cycle. Participants for plan cycles commencing on or before January 1, 1997 may receive either a target award or a maximum award expressed in either case as a percentage of average annual salary for the plan cycle and determined on the basis of NPI's compound growth rate in earnings over the plan cycle. If NPI has attained a compound growth rate in earnings of 10% over the plan cycle, then each participant for that plan cycle shall receive the target award. If NPI has attained a compound growth rate in earnings of 15% or more over the plan cycle, then each participant for that plan cycle shall receive the maximum award. In the event that NPI's compound growth rate in earnings over the plan cycle is greater than 10% but less than 15%, the award for the plan cycle shall be pro-rated.

      Participants for plan cycles commencing on or after January 1, 1998 may receive a threshold award, a target award or a maximum award expressed in each case as a percentage of average annual salary for the plan cycle and determined on the basis of NPI's ranking, according to increase in total shareholder return over the plan cycle, relative to a peer group comprised of comparable corporations. Prior to the beginning of each such plan cycle, the Compensation Committee establishes threshold award, target award, and maximum award performance levels for the plan cycle, against which NPI total stockholder return for the plan cycle shall be compared to other members of a peer group based on ranking of plan cycle results of NPI and members of the peer group. At the same time, the Compensation Committee determines membership in the peer group for the plan cycle, which is comprised of a group of comparable corporations.

      Amounts awarded under the Long-Term Plan may be in cash, in unfunded future benefits, or a combination thereof. With the exception of the cash award, awards are not funded, but simply remain contractual liabilities of NPI and are subject to payment upon the recipient's termination of employment with NPI or its subsidiaries. Generally, these unfunded benefits, together with earnings thereon, are payable to the former officer, his beneficiary, or his estate on an installment basis over 10 years. Unfunded future benefits awards are considered as invested in the funds described in the Savings Plan or as directed by the recipient from time to time in the equivalent of a savings account and are subject to the gains or losses on those investments.

      The Long-Term Plan provides that, if a change in control of NPI shall occur, then the implementation date of that change in control shall be the last day of all then current plan cycles, and no further plan cycles shall commence. The award of each participant in the Long-Term Plan for any then current plan cycle in which such participant participates shall be payable in cash to the participant within five business days after the implementation date of the change in control, and shall be in an amount equal to the participant's maximum award for that plan cycle multiplied by a fraction the numerator of which is the number of full months completed since the beginning of that plan cycle and the denominator of which is thirty-six. In adopting this plan, it was felt this change in control provision was appropriate in that those individuals previously charged with providing superior total returns to the shareholders of NPI would no longer be in the same position to guide the affairs of NPI as they were prior to the event constituting a change in control. Furthermore, following change in control of NPI, no further performance comparisons could be made.

      Directors of NPI or its subsidiaries who are not also employees of NPI or its subsidiaries are not eligible to participate in the Long-Term Plan.

      National Processing Company Short-Term Incentive Compensation Plan. The National Processing Company Short-Term Incentive Compensation Plan for Senior Officers (the "Short-Term Plan") focuses on the short-term goals achieved by the individual participant, NPI's results and in some cases, National City's financial results. Under this plan, awards can be granted to any senior officer of NPI, or to other officers of NPI or its subsidiaries as may be designated from time to time by the Compensation Committee. Each participant in the Short-Term Plan is evaluated annually with respect to performance on approved objectives. Awards are based on individual results and can range from 0% to 70% of the recipient's base salary in effect at the close of the year for which the evaluation is made. Awards under this plan are paid or credited no later than the end of first quarter of the following year.

      Amounts awarded under the Short-Term Plan may be in cash, in unfunded future benefits, or a combination thereof. With the exception of the cash award, awards are not funded, but simply remain contractual liabilities of NPI and are subject to payment upon the recipient's termination of employment with NPI and its subsidiaries. Generally, these unfunded benefits, together with earnings thereon, are payable to the former officer, his beneficiary, or his estate on an installment basis over 10 years. Unfunded future benefits awards are considered as invested as directed by the recipient from time to time, in funds described in the Savings Plan or in the equivalent of a savings account and are subject to the gains or losses on those investments.

      In the event of a change in control, the Short-Term Plan provides that each participant will be paid at the effective time of the change in control, the maximum benefit the participant is entitled to receive under the Short-Term Plan.

      Stock Option Plan. The NPI 1996 Stock Option Plan (the "Option Plan") generally provides for the granting of options to purchase shares of NPI Common. The options are non-qualified options which are not intended to qualify as Incentive Stock Options under Section 422 of the Code.

      The Option Plan provides for an additional stock option grant (an "Additional Option") when the employee has used previously owned NPI Common to pay the exercise price of an original option grant (a swap transaction) or to pay the amount to be withheld under applicable federal, state and local income tax laws in connection with the exercise of an option. The additional option feature typically encourages an employee to exercise the option grant earlier than if the feature were not present, thereby increasing the employee's level of equity ownership. Each Additional Option's termination date is the same as the termination of the option that originally had the additional option feature. Its option price is the market price at the time of the exercise of the original option. An Additional Option is not provided upon exercise of an Additional Option unless the board of directors directs otherwise. This feature supports NPI's focus on increased equity ownership. The Option Plan also allows for the granting of Appreciation Rights, but only in tandem with stock options previously granted or contemporaneously being granted.

      Under the Option Plan, no options may be granted at less than 100% of the market value of NPI Common on the date of the grant of the option. Stock option awards are based on current individual performance. Previous awards are not considered except for assuring the plan maximums are not exceeded.

      Agreements with Executives. Certain key executive officers of NPI have employment agreements (the "Employment Agreements") with National Processing Company ("NPC"), a subsidiary of NPI. Each of the Employment Agreements provides for a minimum annual base salary that does not differ materially from the amounts shown as salary in the Summary Compensation Table. The Employment Agreements generally provide that if the executive officer subject thereto is terminated for any reason other than the executive officer's violation of the contract, an amount equal to the officer's base pay will be paid in monthly installments, for either one or two years after termination, depending on the position held. The Employment Agreements also generally provide for the continuation of certain employee benefits.

      Each of the executive officers who has entered into an Employment Agreement has thereby agreed not to compete with NPI in the United States and, in some cases, Mexico by not engaging in any capacity in any business that is competitive with, in the case of certain executives, any business of NPC and, in the case of the other certain executives, the business of NPI for which such officer bears primary managerial responsibility. These non-competitive restrictions remain in effect for the period in which the executive officer is entitled to receive payments under the Employment Agreement following termination as generally described above.

      Severance Agreements. In order to assure itself of both present and future continuity of management in the event of a change in control, NPI has entered into severance agreements (the "Severance Agreements") with certain of its senior executive officers and other key employees ("Executives"). The Severance Agreements become immediately operative upon a change in control.

      The Severance Agreements provide that following a change in control, such Executives will be entitled to severance compensation upon termination of employment during the period commencing with the occurrence of the change in control and continuing until the earliest of (i) the third anniversary of the occurrence of the change in control, (ii) death, or (iii) attainment of age sixty-five and upon the occurrence of one or more certain additional events. As of the date of this proxy statement, there are Severance Agreements with 14 key employees of NPI and its subsidiaries.

      The severance compensation will be a lump sum payment in an amount equal to three times the sum (for Executives) and two times the sum (for other senior officers) of (i) base pay at the highest rate in effect for any period prior to the termination date plus (ii) incentive pay in an amount equal to not less than the highest aggregate annual bonus, incentive, or other payments of cash compensation made or to be made in regard to services rendered in any calendar year during the three calendar years immediately preceding the year in which the change in control occurs, less the sum of (iii) any and all payments received from NPI, National City, or a successor or their affiliates following a change in control plus (iv) any future payments to be made in accordance with any Employment Agreements or other contracts between NPI and such other entities (specifically excluding payments from any deferred compensation plan). For three years (for Executives) and two years (for other senior officers) following termination, NPI will arrange to provide the Executives with welfare benefits substantially similar to those they were receiving or were entitled to receive immediately prior to the termination date, with such three-year period qualifying as service with NPI for the purpose of determining service credits and benefits under NPI's various retirement benefit plans. Each Executive may waive one year of severance pay in exchange for being released from the non-competition restrictions contained in their respective Employment Agreements.

      NPI has agreed to pay any and all legal fees incurred by the Executives in connection with the interpretation, enforcement, or defense of their rights under the Severance Agreements. The term of each Severance Agreement runs until the later of (i) the close of business on the third anniversary of the date of that Severance Agreement or (ii) the expiration of the three-year period of severance benefit coverage. On January 1 of each year, the term of each Severance Agreement is automatically extended for an additional year unless, not later than September 30 of the immediately preceding year, NPI or the Executive shall have given notice that the party giving such notice does not wish to have the term extended. If, prior to a change in control, an Executive ceases for any reason to be an employee of NPI or any subsidiary thereof, however, then the term of that Executive's Severance Agreement will immediately terminate. For purposes of an Executive's Severance Agreement, any termination of employment of the Executive or the removal of the Executive from the office or position in NPI following the commencement of any discussion with a third person that ultimately results in a change in control shall be deemed to be a termination or removal of the Executive after a change in control.

      Under the Severance Agreements, a change in control occurs upon either of the following events: (i) NPI is merged, consolidated or reorganized into or with another person other than National City, a successor of National City or an affiliate of National City or (ii) NPI sells or otherwise transfers all or substantially all of its assets to another corporation, or NPI causes or permits the sale or transfer of all or substantially all of its assets or assets of any subsidiary that has assets equal to or greater than 80% of the total assets of NPI as reported on a consolidated basis, and as a result of such sale or transfer less than 50% of the combined voting power of the then outstanding securities of such corporation is held by National City.

      Mr. Showalter has a severance agreement with National City. The severance agreement was entered into upon the recommendation of the Compensation and Organization Committee of the board of directors of National City, and the form of the agreement was approved by National City's board of directors at its December 19, 1994 meeting. The agreement becomes immediately operative upon a change in control.

      The severance agreement provides that upon termination of employment with National City, a subsidiary, or a successor to National City within three years following a change in control, unless the termination is because of death, permanent disability, or cause, Mr. Showalter will be entitled to severance compensation. The severance agreement also provides that following a change in control, Mr. Showalter may terminate his own employment with National City or a subsidiary with the right to severance compensation during the period commencing with the occurrence of the change in control and continuing until the earliest of (i) the third anniversary of the occurrence of the change in control, (ii) death, or (iii) attainment of age sixty-five and upon the occurrence of one or more certain additional events. His severance agreement also provides that in the event of a change in control, he may terminate his employment with National City or any subsidiary for any reason during the thirty-day period immediately following the first anniversary of the first occurrence of a change in control without cause with the right to severance compensation.

      The severance compensation will be a lump sum payment in an amount equal to three times the sum of (i) base pay at the highest rate in effect for any period prior to the termination date plus (ii) incentive pay in an amount equal to not less than the highest aggregate annual bonus, incentive, or other payments of cash compensation made or to be made in regard to services rendered in any calendar year during the three calendar years immediately preceding the year in which the change in control occurs. For thirty-six months following the termination, National City will arrange to provide Mr. Showalter with employee benefits that are welfare benefits substantially similar to those which he was receiving or was entitled to receive immediately prior to the termination date and such thirty-six month period will be considered service with National City for the purpose of determining service credits and benefits due and payable under National City's various retirement benefit plans.

      National City has agreed to bear the expense of any and all legal fees incurred by Mr. Showalter associated with the interpretation, enforcement, or defense of his rights under the severance agreement.

TRANSACTIONS WITH MANAGEMENT

      Aureliano Gonzalez-Baz, a director since 1996, provided various legal services in excess of $60,000 to NPI and its subsidiaries in the ordinary course of business in 1998. Such services pertained to legal advice related to NPI's business operations in foreign countries. Without exception, all services provided by the director were at market rates. Similar additional services may be provided in the ordinary course of business in the future.

Beneficial Ownership

         As of February 28, 1999, NPI had one class of equity security outstanding, NPI Common without par value.

         Beneficial ownership of NPI's outstanding equity security, for purposes of the ownership disclosures, has been determined in accordance with Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Exchange Act"), under which Rule a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days. Accordingly, the amounts shown in the following table do not purport to represent beneficial ownership for any purpose other than as set forth under such Rule. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of NPI's equity securities.

         The following table sets forth the beneficial security ownership of all shareholders known to NPI as of February 28, 1999, to be the owner of more than five percent of NPI Common. For purposes of this disclosure, the amount of outstanding NPI Common is the aggregate number of shares of NPI Common actually outstanding on such date plus an amount equal to the aggregate amount of NPI Common which could be issued upon the exercise of stock options by such person or firm at that date. Beneficial ownership of NPI Common includes, as of such date, those shares which could have been acquired by the exercise of stock options.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under federal securities law, NPI's directors, certain officers, and persons holding more than 10% of any class of NPI's equity securities are required to report, within specified monthly and annual due dates, their initial ownership in any class of NPI's equity securities and all subsequent acquisitions, dispositions or other transfers of interest in such securities, if and to the extent reportable events occur that require reporting by such due dates. NPI is required to describe in this proxy statement whether it has knowledge that any person required to file such a report may have failed to do so in a timely manner. In this regard, to NPI's knowledge, based soley on the review of copies of reports furnished to NPI by its directors and executive officers pursuant to Rule 16a-3 promulgated pursuant to the Exchange Act, and on written representations that no other reports were required during the period ending December 31, 1998, all of NPI's directors and officers satisfied such filing requirements in full.


                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                              Name                       Amount
                           and Address                and Nature of
     Title of             of Beneficial                Beneficial          Percent
       Class                  Owner                   Ownership(1)         of Class
       -----                  -----                   ------------         --------
Common Stock         National City Corporation
                     1900 East Ninth Street
                     Cleveland, OH 44114-3484           44,365,400            88%

(1) The listed beneficial owner is not known to have had, as of February 28, 1999, the right to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Exchange Act, of any shares of NPI Common.

                   BENEFICIAL SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of February 28, 1999, the beneficial security ownership (including shares with respect to which the following persons have the right to acquire beneficial ownership within 60 days after such date) of (a) each director and nominee of NPI; (b) the chief executive officer and the four other most highly compensated executive officers of NPI; (c) John J. Leehy, III, who, but for the fact that he was not serving as an executive officer of National Processing at the end of 1998, would have been among the four most highly compensated executive officers (other than the chief executive officer) who were serving as executive officers of National Processing at the end of 1998; and (c) all directors and executive officers of NPI as a Group:

                   BENEFICIAL SECURITY OWNERSHIP OF MANAGEMENT

                                     Name                         Amount
                                 and Address                   and Nature of
 Title of                       of Beneficial                    Beneficial                 Percent
   Class                            Owner                        Ownership                  of Class
   -----                            -----                        ---------                  --------
Common Stock                  James R. Bell, III                   3,030                        *
Common Stock                  Christos M. Cotsakos                28,599(4)                     *
Common Stock                  Aureliano Gonzalez-Baz              17,499(4)                     *
Common Stock                  Preston B. Heller, Jr.              21,999(4)                     *
Common Stock                  Robert E. Johnson(1)                96,667(5)                     *
Common Stock                  Jeffrey D. Kelly                     1,000                        *
Common Stock                  Donald J. Kenney(1)                 33,334(6)                     *
Common Stock                  John J. Leehy, III                  33,333(7)                     *
Common Stock                  Gregory W. Sahrmann(3)              25,000                        *
Common Stock                  Robert E. Showalter                178,534(8)                     *
Common Stock                  Robert G. Siefers                   10,000                        *
Common Stock                  Thomas A. Wimsett                  107,701(9)                     *
Common Stock                  Directors and Executive
                              Officers of National
                              Processing as a Group              667,037                    1.30%

*     The percent of NPI Common beneficially owned is less than 1%.

(1) Robert E. Johnson resigned as Executive Vice President of NPI effective as of March 31, 1999.

(2) Donald J. Kenney was elected Executive Vice President of NPI on March 31, 1998.

(3) Gregory W. Sahrmann resigned as Executive Vice President of NPI effective as of December 31, 1998.

(4) Includes 17,499 shares of NPI Common of which the named beneficial owner has the right to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Exchange Act.

(5) Includes 91,667 shares of NPI Common of which Robert E. Johnson has the right to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Exchange Act.

(6) Includes 33,334 shares of NPI Common of which Donald J. Kenney has the right to acquire beneficial ownership as specified in Rule 132-3(d)(1) under the Exchange Act.

(7) Includes 33,333 shares of NPI Common of which John J. Leehy, III has the right to acquire beneficial ownership as specified in Rule 132-3(d)(1) under the Exchange Act.

(8) Includes 178,534 shares of NPI Common of which Robert E. Showalter has the right to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Exchange Act.

(9) Includes 100,001 shares of NPI Common of which Thomas A. Wimsett has the right to acquire beneficial ownership as specified in Rule 132-3(d)(1) under the Exchange Act.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

                                                                     Page Number
            Description                                               in Report
            -----------                                              -----------

            Report of Independent Auditors                               18

            Consolidated Balance Sheets as of December 31, 1998          19
            and 1997

            Consolidated Statements of Income for each of the            21
            three years in the period ended December 31, 1998

            Consolidated Statements of Changes in Shareholders'          22
            Equity for each of the three years in the period ended December 31, 1998

            Consolidated Statements of Cash Flows for each of            23
            the three years in the period ended December 31, 1998

            Notes to Consolidated Financial Statements                   24

  2.  Financial Statement Schedules

            Omitted due to inapplicability or because the required information is immaterial to the Company's financial statements.

  3.  Exhibits

            The index of exhibits has been filed as separate pages of the 1998 Form 10-K and is available to shareholders on request from the Secretary of the Company at the principal executive offices. Copies of the exhibits may be obtained at a cost of 30 cents per page.

(b)   Reports on Form 8-K.

      October 14, 1998: On October 14, 1998, the Registrant issued a press release reporting earnings for the third quarter and first nine months of fiscal 1998. The press release also disclosed that due to the lower than expected third quarter results and an unsettled outlook, the Registrant indicated that full-year 1998 earnings could fall short of the September 30, 1998 consensus earnings estimate of $.42 by as much as one-third.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

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

    Signature                         Title                             Date
    ---------                         -----                             ----
/s/ Robert E. Showalter
-------------------------   President, Chief Executive Officer and
Robert E. Showalter         Director (Principal Executive Officer)  March 31, 1999*


/s/ Jim W. Cate
-------------------------   Executive Vice President and Chief
Jim W. Cate                 Financial Officer(Principal
                            Financial Officer)                      March 31, 1999


/s/ David E. Fountain
-------------------------   Senior Vice President and Chief         March 31, 1999
David E. Fountain           Accounting Officer (Principal
                            Accounting Officer)

/s/ James R. Bell, III
-------------------------   Director                                March 31, 1999*
James R. Bell, III


/s/ Robert G. Siefers
-------------------------   Director                                March 31, 1999*
Robert G. Siefers


/s/ Jeffrey D. Kelly
-------------------------   Director                                March 31, 1999*
Jeffrey D. Kelly


-------------------------   Director                                March 31, 1999
Aureliano Gonzalez-Baz


-------------------------   Director                                March 31, 1999
Christos M. Cotsakos


/s/ Preston B. Heller, Jr.
--------------------------   Director                               March 31, 1999*
Preston B. Heller, Jr.

* The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 1998 pursuant to the Power of Attorney executed by the above named Directors of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By:   /s/ Carlton E. Langer
      ---------------------
      Carlton E.Langer
      As Attorney-in-Fact

                              Report of Independent Auditors

The Shareholders
National Processing, Inc.

      We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Cleveland, Ohio
February 1, 1999

/s/ Ernst & Young LLP

                            NATIONAL PROCESSING, INC.

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               December 31,
                                                           1998           1997
                                                         --------       --------
Assets

Current assets:
  Cash and cash equivalents                              $  7,254       $ 40,075
  Accounts receivable-trade                               104,759        104,752
  Check inventory                                           2,901          7,395
  Restricted deposits--customer funds                      91,484         83,183
  Deferred tax assets                                       3,688         12,186
  Other current assets                                     13,434         10,064
                                                         --------       --------
Total current assets                                      223,520        257,655

Property and equipment:
  Furniture and equipment                                 116,420         94,976
  Building and leasehold improvements                      23,843         15,679
  Software                                                 23,537         16,219
  Property leased from affiliate                            4,173          4,173
  Land and improvements                                     2,828          1,591
                                                         --------       --------
                                                          170,801        132,638

  Accumulated depreciation and amortization                82,680         66,467
                                                         --------       --------
                                                           88,121         66,171
Other assets:
Goodwill, net of accumulated amortization
  of $14,202 in 1998, $10,616 in 1997                     171,489        170,327
Acquired merchant portfolios                               18,255         21,115
Deferred tax assets                                         2,764           --
Other assets                                                8,284          8,004
                                                         --------       --------
Total other assets                                        200,792        199,446
                                                         --------       --------
Total assets                                             $512,433       $523,272
                                                         ========       ========

                     See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               December 31,
                                                           1998           1997
                                                         --------       --------
Liabilities and shareholders' equity

Current liabilities:
  Restricted deposits--customer funds                    $ 91,484       $ 83,183
  Accounts payable--trade                                   3,075          5,209
  Merchants payable--check services                         3,690          7,271
  Accrued bankcard assessments                             17,753         19,806
  Income tax payable to NCC                                 4,376          5,507
  Acquisition balance due                                    --           26,781
  Other accrued liabilities                                30,729         30,551
                                                         --------       --------
Total current liabilities                                 151,107        178,308

Obligation under property leased from affiliate             2,264          2,591
Other long-term liabilities                                   796          2,674
Deferred tax liabilities                                    5,607          2,874
                                                         --------       --------

Total liabilities                                         159,774        186,447

Shareholders' equity:
 Preferred stock, without par value;
    5,000,000 shares authorized;
    no shares issued or outstanding                          --             --
  Common stock, without par value;
    95,000,000 shares authorized;
    50,644,651 and 50,575,000 shares issued and
    outstanding in 1998 and 1997, respectively                  1              1
  Contributed capital                                     175,799        175,215
  Retained earnings                                       176,859        161,609
                                                         --------       --------

Total shareholders' equity                                352,659        336,825
                                                         --------       --------

Total liabilities and shareholders' equity               $512,433       $523,272
                                                         ========       ========

                     See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                        Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                                         Year Ended December 31,
                                                    1998         1997         1996
                                                  --------     --------     --------
Revenues                                          $483,193     $405,661     $373,693
Other income                                         4,000         --          3,868
Operating expenses                                 242,478      193,352      182,291
Wages and other personnel expenses                 126,970      101,573       83,220
General and administrative expenses                 66,814       50,750       48,959
Restructuring charge                                  --         13,340         --
Depreciation and amortization                       26,767       17,826       12,847
                                                  --------     --------     --------
Operating profit                                    24,164       28,820       50,244
Net interest income                                    924        4,001        2,783
                                                  --------     --------     --------
Income before income taxes                          25,088       32,821       53,027
Provision for income taxes                           9,838       11,694       21,674
                                                  --------     --------     --------
Net income                                        $ 15,250     $ 21,127     $ 31,353
                                                  ========     ========     ========

Basic and diluted net income per common share     $   0.30     $   0.42     $   0.68
                                                  ========     ========     ========

                 See notes to consolidated financial statements.

                                NATIONAL PROCESSING, INC.

                Consolidated Statements of Changes in Shareholders' Equity
                                  (Dollars in thousands)

                                              Common  Contributed   Retained
                                               Stock    Capital     Earnings      Total
                                               -----    -------     --------      -----
Balance at January 1, 1996                      $1     $ 64,825     $109,129     $173,955
Issuance of common stock (7,475,000 shares)      -      110,390         --        110,390
Net income                                       -         --         31,353       31,353
                                                --     --------     --------     --------
Balance at December 31, 1996                     1      175,215      140,482      315,698
Net Income                                       -         --         21,127       21,127
                                                --     --------     --------     --------
Balance at December 31, 1997                     1      175,215      161,609      336,825
Stock options exercised                          -          584         --            584
Net Income                                       -         --         15,250       15,250
                                                --     --------     --------     --------
Balance at December 31, 1998                    $1     $175,799     $176,859     $352,659
                                                ==     ========     ========     ========

                 See notes to consolidated financial statements.

                                NATIONAL PROCESSING, INC.

                          Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                                                Year Ended December 31,
                                                         ---------------------------------------
                                                           1998           1997           1996
                                                         ---------      ---------      ---------
Operating activities

Net income                                               $  15,250      $  21,127      $  31,353

Items not requiring cash currently:
  Depreciation and amortization                             26,767         17,826         12,847
  Restructuring charge                                        --           10,552           --
  Deferred income tax                                        6,287         (3,803)           917
  Loss on disposition of assets                              2,430           --             --
Changes in current assets and liabilities:
  Accounts receivable                                          629         (4,590)        (8,830)
  Check inventory                                            4,494           (972)           (47)
  Accounts payable--trade                                   (2,245)        (4,694)        (1,536)
  Merchant payable--check services                          (3,581)           805           (841)
  Accrued bankcard assessments                              (2,053)         2,588            (79)
  Income taxes payable/receivable                           (1,131)         3,597            643
  Other current assets/liabilities                          (3,236)        (4,565)        (1,325)
  Other, net                                                   998         (3,252)         1,725
                                                         ---------      ---------      ---------

Net cash provided by operating activities                   44,609         34,619         34,827

Investing activities

Capital expenditures                                       (42,469)       (28,286)       (35,345)
Purchases of securities available for sale                    --         (444,422)      (405,886)
Proceeds from sales and maturities of securities
   Available for sale                                         --          566,859        283,484
Acquisitions, net of cash acquired                         (34,118)       (91,881)          --
Other                                                         --             --           (6,614)
                                                         ---------      ---------      ---------

Net cash (used for) provided by investing activities       (76,587)         2,270       (164,361)

Financing activities
Payment of note payable                                     (1,100)          --             --
Principal payments under property
  leased from affiliate                                       (327)          (144)          (144)
Net proceeds from issuance of common stock                    --             --          110,390
Exercise of stock options                                      584           --             --
                                                         ---------      ---------      ---------

Net cash (used for) provided by financing activities          (843)          (144)       110,246
                                                         ---------      ---------      ---------

Net (decrease) increase in cash and
  cash equivalents                                         (32,821)        36,745        (19,288)

Cash and cash equivalents, beginning of period              40,075          3,330         22,618
                                                         ---------      ---------      ---------

Cash and cash equivalents, end of period                 $   7,254      $  40,075      $   3,330
                                                         =========      =========      =========

Supplemental Cash Flow Information:
  Taxes paid to NCC                                      $   5,197      $  14,358      $  18,912

See notes to consolidated financial statements.

                            NATIONAL PROCESSING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Business

Organization

      National Processing, Inc. and subsidiaries (the "Company") (a majority owned subsidiary of National City Corporation ("NCC"), a bank holding company headquartered in Cleveland, Ohio) became the owner of all of the outstanding shares of National Processing Company ("NPC") on June 5, 1996. In connection with its organization, the Company issued 43,100,000 shares of common stock (after giving retroactive effect to the 57,465.67 to 1 stock split which was effective June 6, 1996) to NCC, and NCC contributed the common stock of NPC (then a wholly owned subsidiary of NCC) to the Company. Since both the Company and NPC are subsidiaries of NCC, this transfer of assets was accounted for on the basis of historical cost. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

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

Business

      The Company is a leading provider of transaction processing services and customized processing solutions. The Company currently provides these services in three principal areas: Merchant Services, Corporate Services and Travel Services. Within Merchant Services, the Company focuses primarily on markets for credit and debit card processing and for check acceptance and collection. The Company's Corporate Services business provides integrated outsourcing solutions for customers' remittance processing, freight bill processing, corporate accounts payable, and imaging functions (see Note O). Customers of the Company's Merchant Services and Corporate Services are diverse in terms of both industries and size with no significant concentration in any particular industry or customer type. Through an exclusive contract with the Airlines Reporting Corporation ("ARC"), which expires in December 2001, Travel Services acts as a processor and clearing house for all airline ticket payment transactions generated by travel agents in the United States.

B. Summary of Significant Accounting Policies

Use of Estimates

      Financial statements prepared in accordance with generally accepted accounting principles necessitate the use of estimates and assumptions by management that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure requirement for contingent assets and liabilities during and at the date of the financial statements. Consequently, actual results could differ from those estimates.

Revenue Recognition

      The Company recognizes as fee income the amounts charged by its various businesses for the related processing activities. All revenues are recognized at the time services are rendered.

Cash and Cash Equivalents

      Cash equivalents consist of highly liquid bank overnight repurchase agreements, which are readily convertible to cash.

Financial Instruments

      The Company's financial instruments consist of cash equivalents, accounts receivable, restricted deposits, accounts payable, merchants payable, and payables to affiliates. The carrying values of these financial instruments approximate their fair values.

Check Inventory

      The amount paid for checks submitted to the Company by merchants participating in its various check guarantee programs are recorded at the amount the Company deems ultimately collectible, subject to revision based on a continual review of collection statistics. The check inventory is classified as current in accordance with trade practice.

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

      Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized in income. Depreciation expense was $18.3 million, $14.2 million, and $10.3 million in 1998, 1997, and 1996, respectively.

      The Company capitalizes certain costs incurred to develop or obtain internal-use software. For purposes of amortization and impairment, capitalized costs would be treated in the same manner as other long-lived assets. To be considered as internal-use software the software is either acquired, internally developed, or modified solely to meet the Company's internal needs with no plans to market the software externally. Project costs that are considered research and development costs are expensed as incurred. Capitalized software development and purchased software costs are reported at unamortized cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated life of the software, not to exceed five years. For the years ended December 31, 1998, 1997 and 1996, capitalized software amortization totaled $.8 million, $1.3 million, and $1.3 million, respectively.

      In June 1998, the Company wrote-off $2,600,000 of internally developed software and related costs, which is included in operating expenses in the Consolidated Statements of Income, following the cancellation of a significant customer contract.

Acquired Merchant Portfolios

      Acquired merchant portfolios represent costs allocated to customer contracts acquired through acquisitions. These costs are amortized on a straight-line basis over periods ranging from 7 to 15 years.

Deferred Contract Costs

      Other assets include $2.1 million and $3.2 million of deferred contract costs in 1998 and 1997, respectively. Deferred contract costs primarily represent costs incurred to acquire new customer contracts.

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

Asset Impairment

      The company records impairment losses on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Reclassifications

      Certain prior year amounts in the financial statements and notes have been reclassified to conform with the current year presentation.

C. Recent Accounting Pronouncements

Reporting Comprehensive Income

      In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company adopted the provisions of this statement in 1998, however, any difference between net income and comprehensive income are insignificant.

Disclosures about Segments of an Enterprise and Related Information

      In June 1997, the Financial Accounting Standards Board issued SFAS No.
131. Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are regularly reviewed by the chief operating decision maker in the determination of resource allocation and assessment of performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the provisions of this statement for 1998 annual reporting, and the related disclosures are included in Note N to these financial statements.

Internal Use Software

      In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP), 98-1 Internal Use Software. This statement requires the capitalization of costs to acquire or develop internal use software after certain conditions are met. This statement is effective for fiscal years beginning after December 15, 1998. Because the Company's current policy is not significantly different from this statement, this statement will have no significant impact on the financial position or results of operations of the Company.

D. Acquisitions

      On January 15, 1998, the Company acquired all the outstanding shares of JBH Travel Audit Inc. ("JBH"), a company which audits fees payable to travel agencies, for $6.3 million in cash. The purchase price is subject to increase by as much as $2.0 million based upon the earnings of the acquired company during 1999. The acquisition, which has been accounted for as a purchase, increased the Company's goodwill by $5.1 million which is being amortized over 40 years. The results of JBH's operations are included in the Company's results of operations from the date of acquisition. The pro forma effect of the JBH transaction was not material to previously reported periods.

      On February 4, 1997, the Company acquired all of the outstanding shares of NTA, Inc., a freight payment processing company. On June 19, 1997, the Company acquired the operating assets and liabilities of InTraCon, Inc., a freight payment processing company. On June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company. On September 30, 1997, the Company acquired all of the outstanding shares of Caribbean Data Services, Ltd., a data processing company. The combined purchase price of these acquisitions was $30.3 million in cash and $4.3 million in notes payable. $2.1 million of the notes were paid off in October 1997, $1.1 million were paid off in June 1998 and the $1.1 million balance, plus accrued interest at 5.125% is due and payable in February 1999. The MRS Jamaica, Inc. purchase price increased by $3.3 million in 1998 based upon the 1998 earnings of the acquired company. The acquisitions, which have been accounted for as purchases, increased the Company's goodwill by $32.3 million which is being amortized over 40 years. The results of operations of these acquired companies have been included in the consolidated financial statements since their respective dates of acquisition.

      The combined pro forma effect of these transactions was not material to previously reported periods.

      On October 24, 1997, the Company acquired 79.6% of the outstanding common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc. ("Financial Alliance"), for $67.2 million. Financial Alliance is an independent sales organization specializing in selling credit and debit card processing services to smaller merchants. The Company acquired the remaining 20.4% of the common stock for $26.8 million in January 1998. The acquisition, which has been accounted for as a purchase, increased the Company's goodwill by approximately $74 million which is being amortized over 40 years. The results of operations of Financial Alliance have been included in the consolidated financial statements since the date of its acquisition.

      The follow unaudited pro forma information gives effect to the Financial Alliance acquisition as if it occurred January 1, 1996 (in thousands, except per share amounts).

                                                   Year Ended December 31
                                                   ----------------------
                                                      1997         1996
                                                   ---------    ---------
   Revenues                                        $ 432,325    $ 411,948
   Income before income taxes                         32,733       48,759
   Net income                                         19,364       26,910
   Basic and diluted net income per common share   $    0.38    $    0.58

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

      Supplemental cash flow information related to all 1997 acquisitions is as follows (dollars in thousands):

      Net assets other than cash acquired                             $ (19,672)
      Purchase price in excess of net assets acquired                  (101,190)
      Notes and payables due                                             28,981
                                                                      ---------
      Net cash used for acquisitions                                  $ (91,881)
                                                                      =========

E. Transactions with Affiliates

      The Company leases certain facilities from National City Bank of Kentucky ("NCBK"), a wholly owned subsidiary of NCC, under long-term agreements classified as "Property Leased From Affiliate" in the accompanying financial statements. Future minimum payments under these leases, which expire between 1999 and 2019, are $4.2 million, including interest of $1.9 million.

      The Company uses the proof and transit department of NCBK to provide processing for remittances. The charges for these services, which are included in operating expenses, were $3.6 million in 1998, $5.5 million in 1997, and $4.1 million in 1996.

      The Company receives certain administrative services, such as internal audit and legal, from NCC and its affiliates. Charges for these services are included in general and administrative expenses and totaled $2.1 million, $3.3 million, and $3.4 million, in 1998, 1997, and 1996, respectively.

F. Operating Leases

      The Company leases various offices, facilities, and equipment under noncancellable lease agreements with expiration dates through 2019. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $5.9 million in 1999; $4.5 million in 2000; $2.8 million in 2001; $1.9 million in 2002, $1.6 million in 2003, and $8.9 million thereafter. Rent expense under operating leases was $7.6 million, $7.0 million and $6.0 million, in 1998, 1997, and 1996, respectively.

G. Income Taxes

      The provision for income taxes consists of the following (in thousands):

                                               Year Ended December 31,
                                               -----------------------
                                         1998             1997            1996
                                       --------         --------         -------
Current:
  Federal                              $  1,485         $ 14,354         $16,457
  State                                     713            1,143           4,300
Deferred:
  Federal                                 6,781           (3,803)            917
  State                                    (494)            --              --
  Foreign                                 1,353             --              --
                                       --------         --------         -------
                                       $  9,838         $ 11,694         $21,674
                                       ========         ========         =======

      The temporary differences that gave rise to deferred tax assets and liabilities, which are included in the income tax receivable from or payable to NCC, are as follows (in thousands):

                                                        December 31
                                                        -----------
                                               1998         1997         1996
                                               ----         ----         ----
Deferred tax assets:
Accrued expenses                           $  1,572     $  3,608     $    412
Pension, benefits and deferred
  compensation                                1,594        5,037          844
State operating losses                        4,681        1,245
Other                                         1,013        2,296           --
                                           --------     --------     --------
                                              8,860       12,186        1,256
Valuation allowance                          (2,408)          --           --
                                           --------     --------     --------
                                              6,452       12,186        1,256
Deferred tax liabilities:
Depreciation and amortization                (2,998)          41       (1,433)
Purchase accounting adjustments              (3,597)      (1,934)          --
Other                                           988         (981)        (518)
                                           --------     --------     --------
                                             (5,607)      (2,874)      (1,951)
                                           --------     --------     --------
Net deferred tax assets (liabilities)      $    845     $  9,312     $   (695)
                                           ========     ========     ========

      The reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

                                             Year Ended December 31,
                                             -----------------------
                                         1998          1997         1996
                                         ----          ----         ----
U.S. statutory rate                       35.0%        35.0%        35.0%
Non-deductible amortization                5.5          2.6          1.2
State taxes, net of federal benefit         .6          1.9          5.4
Tax exempt income                          (.5)        (4.3)          --
Foreign tax benefit                       (2.5)          --           --
Other                                      1.1           .4          (.7)
                                          ----         ----         ----
                                          39.2%        35.6%        40.9%
                                          ====         ====         ====

The Company has approximately $51.0 million of state net operating loss carryforwards for income tax purposes available to offset future taxable income in the related states from 1999 to 2013. In 1998, the Company determined that it was more likely than not that future taxable income would be generated in these states sufficient to justify the deferred tax assets recorded, net of the related valuation allowance of $2.4 million.

Income before income taxes from foreign and United States operations was approximately $4.3 million and $20.8 million, respectively in 1998. Income from foreign operations was immaterial in 1997 and 1996.

H. Employee Benefit Plans

      An employee thrift plan offers all employees, who meet certain age and eligibility requirements, a program of regular savings and investment funded by their own contributions and discretionary matching contributions of the Company. The Company recorded $2.6 million, $2.8 million, and $2.3 million, respectively, in matching contributions during 1998, 1997, and 1996.

I. Net Income Per Common Share

      The calculation of net income per common share follows (in thousands except per share amounts):

                                                       Year Ended December 31,
                                                      1998      1997       1996
                                                      ----      ----       ----
Basic:
   Net income                                        $15,250   $21,127   $31,353
   Average common shares outstanding                  50,621    50,575    46,090
   Net income per common share - basic               $   .30   $   .42   $   .68

Diluted:
   Net income                                        $15,250   $21,127   $31,353
   Average common shares outstanding                  50,621    50,575    46,090
   Stock option adjustment                                92       139        59
   Average common shares outstanding - diluted        50,713    50,714    46,149
   Net income per common share - diluted             $   .30   $   .42   $   .68

J. Stock Options

      The Company maintains two stock-based compensation plans that allow for the granting of stock options to eligible employees and directors. The Company has elected not to adopt the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires a fair-value based method of accounting for stock options and similar equity awards, and continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations to account for its stock-based compensation plans.

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

      A summary of stock option activity follows:

                             Shares                      Weighted
                           Available       Shares      Average Price
                           for Grant     Outstanding     Per Share
                           ---------     -----------     ---------
            Authorized     4,200,000              0
               Granted    (2,312,500)     2,312,500        $16.68
              Canceled        81,667        (81,667)        16.50
                          ----------      ---------

     December 31, 1996     1,969,167      2,230,833         16.68
               Granted    (1,483,000)     1,483,000          9.33
              Canceled       872,000       (872,000)        16.16
                          ----------      ---------        ------

     December 31, 1997     1,358,167      2,841,833         13.00
               Granted      (818,300)       818,300         11.67
              Canceled       646,601       (646,601)        12.66
             Exercised        69,651        (69,651)        10.39
                          ----------      ---------        ------

     December 31, 1998     1,256,119      2,943,881        $12.72
                           =========      =========        ======

      At December 31, 1998 and 1997, 1,158,060 and 474,444 options, respectively, were exercisable under the Company's option plans. No options were exercisable at December 31, 1996. The weighted average price per share of exerciseable options was $14.40 at December 31, 1998. For options outstanding at December 31, 1998, the option price per share ranged from $6.13 to $20.50, the weighted average price per share of the options was $12.72, and the weighted-average remaining contractual life of the options was 8.0 years.

      For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1996, 1997, and 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option-pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

      Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, net income and earnings per share for 1998, 1997, and 1996 would have been $12,211,000 and $.24, $18,416,000 and
$.36, and $29,756,000 and $.65, respectively. As a result of a partial year's vesting in 1998 and 1997 and possible changes in assumptions used in the fair value calculation, the effects of applying SFAS No. 123 in 1998 and 1997 may not be representative of the pro forma impact in future years.

      The following weighted-average assumptions were used in the option-pricing model: a risk-free interest rate of 5.97% in 1998 and 1997 and 6.54% in 1996, an expected life of the option of 7 years, an expected dividend yield of 0%, and a volatility factor of .492 for 1998, .441 for 1997 and .412 for 1996. The weighted-average grant date fair value of options granted was $6.83, $5.16, and $9.04 in 1998, 1997, and 1996, respectively.

K. Commitments and Contingencies

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

L. Quarterly Results of Operations: (Unaudited)

Selected quarterly data for the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share amounts):

                                                           1998
                                 --------------------------------------------------------
                                  First       Second       Third      Fourth
                                 Quarter      Quarter     Quarter     Quarter      Year
                                 --------    --------    --------    --------    --------
Revenues                         $113,649    $119,177    $121,430    $128,937    $483,193
Operating profit                    8,243       2,292       5,333       8,296      24,164
Net income                          4,908       1,570       3,381       5,391      15,250
Diluted net income
   per share                     $    .10    $    .03    $    .06    $    .11    $    .30
Weighted average shares            50,833      50,950      50,691      50,644      50,713

                                                           1997
                                 --------------------------------------------------------
                                  First       Second       Third      Fourth
                                 Quarter      Quarter     Quarter     Quarter      Year
                                 --------    --------    --------    --------    --------
Revenues                         $ 88,420    $ 94,969    $100,780    $121,492    $405,661
Operating (loss) profit              (905)      9,658      11,099       8,968      28,820
Net income                            370       7,157       7,637       5,963      21,127
Diluted net income
   per share                     $    .01    $    .14    $    .15    $    .12    $    .42
Weighted average shares            50,575      50,689      50,764      50,764      50,714

The above information includes the impact of a $6.3 million restructuring charge in the first quarter of 1997; a $7.0 million restructuring charge in the fourth quarter of 1997; a $2.6 million write-off of internally developed software in the second quarter of 1998; $4.0 million in other revenue related to the settlement of a contract cancellation in the third quarter of 1998; and a $5.2 million charge for remittance research adjustments in the third quarter of 1998.

M. Restructuring Charge

      In March 1997 the Company recorded expenses of $6.3 million, including $5.0 million for severance pay for approximately 79 employees, and $1.2 million for other costs, related to organizational restructuring. In December 1997 the Company recorded expenses of $7.0 million following the acquisition of FA Holdings, Inc. The expenses resulted principally from the write-off of certain fixed assets (totaling $5.5 million) related to several of the Company's operating facilities which have been or are in the process of being closed and consolidated into the Company's other current facilities. The charges decreased 1997 net income and earnings per share by approximately $8.1 million and $.16, respectively. At December 31, 1998 and 1997, the remaining liability related to the restructuring charge was $1.9 million and $4.0 million, respectively. The remaining liability at December 31, 1998 is primarily related to severance and lease liabilities that are expected to be paid in 1999.

N. Segment Reporting

      National Processing, Inc. operates three business segments - merchant services, travel services and corporate services. Merchant services authorizes, processes and settles credit and debit card transactions and authorizes and collects checks for a variety of merchants. Historically, the Company has derived a substantial portion of its merchant services revenues from larger merchants. Travel services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001. Revenues from corporate services are derived from transaction fees for the processing of remittances, accounts payable and freight bills and for providing integrated document solutions involving electronic imaging, archival, processing and payment settlement. The business segments are identified by the services they offer. The accounting policies of the reportable segments are the same as those described in Note A.

      The reported results reflect the underlying economics of the segments. Indirect general and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues. The corporate entity reflects the restructuring charges taken in the first quarter and fourth quarter of 1997 for severance pay and other costs related to organizational restructuring.

(Dollars in thousands)
                                               Merchant                        Corporate                        Consolidated
                                               Services     Travel Services     Services        Corporate          Total
                                              ------------------------------------------------------------------------------
1998
Revenues from external customers              $ 287,394        $  49,237        $ 146,562               --        $ 483,193
Operating profit (loss)                          30,939            9,898           (6,933)              --           33,904
Depreciation and amortization                    12,688            3,124           10,955               --           26,767
Net interest income (expense)                     1,188             (278)              14               --              924

Net operating assets                            201,604           14,618          100,122        $  33,461          349,805
Expenditures for long-lived assets            $   9,848        $   1,861        $   8,172        $  22,588        $  42,469

1997
Revenues from external customers                233,550           45,734          126,377               --          405,661
Operating profit (loss)                          26,488            8,978           16,620        $ (13,340)          38,746
Depreciation and amortization                     8,698            2,292            6,836               --           17,826
Restructuring charge                                  0                0                0           13,340           13,340
Net interest income (expense)                    (2,049)            (694)          (1,258)              --           (4,001)

Net operating assets                            196,939           11,745           99,797          (15,536)         292,945

Expenditures for long-lived assets            $   4,823        $   1,532        $  14,585        $   7,346        $  28,286

The following represent reconciliations of the Company's reportable segment operating profit to the consolidated operating profit and the Company's reportable segment net operating assets to consolidated net operating assets.

                                                            1998         1997
                                                         ---------    ---------
Operating Profit
Total operating profit for reportable segments           $  33,904    $  38,746
General and administrative expenses - non-operating         (7,746)      (9,870)
Other                                                       (1,994)         (56)
                                                         ---------    ---------
     Consolidated operating profit                       $  24,164    $  28,820
                                                         =========    =========

Net Operating Assets
Total net operating assets for reportable segments       $ 349,805    $ 292,945
Cash                                                         7,254       40,075
Income taxes to parent                                      (5,245)      (4,262)
Deferred tax assets                                          6,452       10,941
Deferred tax liabilities                                    (5,607)      (2,874)
                                                         ---------    ---------
     Consolidated net operating assets                   $ 352,659    $ 336,825
                                                         =========    =========

Depreciation expense for certain corporate fixed assets is allocated to the three segments.

Corporate assets at December 31, 1997 were reduced by the restructuring related liabilities recorded in the first and fourth quarters of 1997 as well as the Acquisition Balance Due to Financial Alliance of approximately $26.8 million.

Revenues from foreign operations in 1998, primarily Barbados, were approximately $50.7 million. Revenues from foreign operations were immaterial in 1997 and 1996. The net book value of foreign long-lived assets, primarily in Juarez, Mexico, were approximately $12.1 million and $7.8 million at December 31, 1998 and 1997, respectively.

Segment information for 1996 has not been presented as it was impractical to do so.

O. Subsequent Events (Unaudited)

      In November 1998, the Company formalized a plan to restructure its Barbados facility. As of December 31, 1998, the Company has expensed approximately $262,000 related to the restructuring. In the first quarter of 1999, the Company expects to record approximately $1.3 million in severance charges related to the Barbados restructuring.

      In February 1999, the Company entered into an agreement with Investment Services International Co., LLC to sell its payables and freight business lines for approximately $37 million in cash. In addition, in March 1999, the Company adopted a formal plan to either sell or discontinue the check and remittance business lines. Under the provisions of FASB statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, the Company expects to record an impairment loss of approximately $60-$70 million in the first quarter of 1999 related to these business lines.

                           NATIONAL PROCESSING, INC.
                         PART IV ITEM 14: EXHIBIT INDEX


EXHIBIT NUMBER                             DESCRIPTION
--------------      ------------------------------------------------------------
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

10.2                Second Amendment to Lease by and between William G. Earley,
                    Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3                Building Lease between First National Bank of Louisville and
                    NPC of Arizona, dated September 1, 1984. (B)

10.4                Sponsorship Agreement between NPC and National City Bank of
                    Kentucky, dated June 30, 1996. (B)

10.5                Administrative Services Agreement between NPC and National
                    City Corporation, dated July 15, 1996. (B)

10.6                Master Remittance Processing Services Agreement dated
                    February 1, 1999 by and between National City Corporation and National Processing Company. (filed as Exhibit 10.6).

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



EXHIBIT NUMBER                             DESCRIPTION
--------------      ------------------------------------------------------------
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

10.15               (Intentionally Omitted).

10.16               (Intentionally Omitted).

10.17               (Intentionally Omitted).

10.18               (Intentionally Omitted).

10.19               (Intentionally Omitted).

10.20               Employment Agreement between the Registrant and Donald J.
                    Kenney dated March 19, 1998. (Incorporated herein by reference to Exhibit 10.40 to the Registrant's Quarterly
                    Report on Form 10-Q for the three months ended
                    March 31, 1998).**

10.21 Employment Agreement and Undertaking of Confidentiality between NPC and Thomas A. Wimsett dated May 23,1995.
                    (A)**

10.22               (Intentionally Omitted).

10.23               (Intentionally Omitted).

10.24               (Intentionally Omitted).




EXHIBIT NUMBER                             DESCRIPTION
--------------      ------------------------------------------------------------

10.25               Severance Agreement between the Registrant and Robert E.
                    Johnson, dated June 7, 1996. (B)**

10.26               (Intentionally Omitted).

10.27               Severance Agreement between the Registrant and Thomas A.
                    Wimsett, dated June 7, 1996. (B)**

10.28               (Intentionally Omitted).

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

10.35               (Intentionally Omitted)

10.36               Amendment to Building Lease between National City Bank of
                    Kentucky and NPC, dated July 3, 1996. (B)**

10.37 Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (B)**

10.38               Check Processing Services Agreement between National City
                    Bank of Kentucky and NPC. (B)

10.39 Employment Agreement and Undertaking of Confidentiality between the Registrant and Robert E. Showalter, dated March
                    11, 1997. (Incorporated herein by reference to Exhibit
                    10.39 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1997).**

10.40 Asset Purchase Agreement between National Processing Company and Investment Services International Co., LLC dated as of
                    February 20, 1999. (filed as Exhibit 10.40).


EXHIBIT NUMBER                             DESCRIPTION
--------------      ------------------------------------------------------------
21.1                Subsidiaries of the Registrant (filed as Exhibit 21.1).

23.1                Consent of Ernst & Young LLP, Independent Auditors for
                    National Processing, Inc. (filed as Exhibit 23.1).

24.1                Powers of Attorney.

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
