Form 10-Q
period 1999-03-31
NATIONAL PROCESSING INC
filed 1999-05-17
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934


                  For the quarterly period ended March 31, 1999

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For the transition period from________________to___________


                         COMMISSION FILE NUMBER: 1-11905


                            NATIONAL PROCESSING, INC.
             (Exact name of Registrant as specified in its charter)



               OHIO                                       61-1303983
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


1231 DURRETT LANE
LOUISVILLE, KENTUCKY                                       40285-0001
(Address of principal executive offices)                   (Zip Code)


                                 (502) 315-2000
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                             -----    -----

The number of shares outstanding of the Registrant's Common Stock as of May 11, 1999 was 50,644,651.

                            NATIONAL PROCESSING, INC.

                                      INDEX



PART I.           FINANCIAL INFORMATION
                                                                                                         Page No.
                                                                                                         --------

        Item 1.       Condensed Consolidated Financial Statements (unaudited)

                      Consolidated Balance Sheets - March 31, 1999 and
                      December 31, 1998                                                                    3

                      Consolidated Statements of Operations -
                      Three Months Ended March 31, 1999 and 1998                                           4

                      Condensed Consolidated Statements of
                      Cash Flows - Three Months Ended March 31, 1999 and 1998                              5

                      Notes to Condensed Consolidated Financial
                      Statements                                                                           6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                       11

        Item 3.       Quantitative and Qualitative Disclosure About Market Risk                           17


PART II.              OTHER INFORMATION


        Item 6.       Exhibits and Reports on Form 8-K                                                    18

SIGNATURES                                                                                                18


                            NATIONAL PROCESSING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     Unaudited
                                                                      March 31  December 31
                                                                        1999       1998
                                                                    ----------- -----------
ASSETS
Current assets:
     Cash and cash equivalents                                        $ 41,313   $  7,254
     Accounts receivable-trade                                          83,360    104,759
     Check inventory                                                     4,882      2,901
     Restricted deposits-client funds                                  107,046     91,484
     Deferred tax assets                                                 3,614      3,688
     Other current assets                                               12,357     13,434
                                                                      --------   --------
Total current assets                                                   252,572    223,520
Property and equipment:
     Furniture and equipment                                           118,240    116,420
     Building and leasehold improvements                                24,355     23,843
     Software                                                           23,551     23,537
     Property leased from affiliate                                      4,173      4,173
     Land and improvements                                               2,847      2,828
                                                                      --------   --------
                                                                       173,166    170,801
Accumulated depreciation and amortization                               87,015     82,680
                                                                      --------   --------
                                                                        86,151     88,121
Other assets:
     Goodwill, net of accumulated amortization of
         $15,384 in 1999 and $14,202 in 1998                           103,895    171,489
     Acquired merchant portfolios                                       17,581     18,255
     Deferred tax assets                                                 2,764      2,764
     Other assets                                                        7,939      8,284
                                                                      --------   --------
Total other assets                                                     132,179    200,792
                                                                      --------   --------
TOTAL ASSETS                                                          $470,902   $512,433
                                                                      ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Restricted deposits-client funds                                 $107,046   $ 91,484
     Accounts payable-trade                                              3,313      3,075
     Merchant payable-check services                                     6,120      3,690
     Accrued bankcard assessments                                       14,491     17,753
     Income tax payable to NCC                                           4,173      4,376
     Other accrued liabilities                                          43,208     30,729
                                                                      --------   --------
Total current liabilities                                              178,351    151,107

Obligation under property leased from affiliate                          2,221      2,264
Other long-term liabilities                                                796        796
Deferred tax liabilities                                                 5,060      5,607
                                                                      --------   --------

Total liabilities                                                      186,428    159,774
Shareholders' equity:
     Preferred stock, without par value; 5,000,000 shares
        authorized; no shares issued or outstanding                         --         --
     Common stock, without par value; 95,000,000 shares authorized;          1          1
        50,644,651 shares issued and outstanding in 1999 and 1998
     Contributed capital                                               175,799    175,799
     Retained earnings                                                 108,674    176,859
                                                                      --------   --------
Total shareholders' equity                                             284,474    352,659
                                                                      --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $470,902   $512,433
                                                                      ========   ========


            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (In thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31

                                                          1999         1998
                                                       ---------    ---------

Revenues                                               $ 124,463    $ 113,649
Operating expenses                                        60,497       52,432
Wages and other personnel expenses                        31,096       32,023
General and administrative expenses                       16,807       14,701
Restructuring charges                                      2,234           --
Impairment loss and related expenses                      73,932           --
Depreciation and amortization                              7,086        6,250
                                                       ---------    ---------

OPERATING (LOSS) PROFIT                                  (67,189)       8,243

Net interest income                                           18          341
                                                       ---------    ---------

(Loss) income before income taxes                        (67,171)       8,584

Provision for income taxes                                 1,014        3,676
                                                       ---------    ---------

NET (LOSS) INCOME                                      $ (68,185)   $   4,908
                                                       =========    =========

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE   $   (1.35)   $     .10
                                                       =========    =========



            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                Three Months Ended
                                                                     March 31

                                                                 1999        1998
                                                               ---------   --------
OPERATING ACTIVITIES
     Net (loss) income                                         $(68,185)   $  4,908
     Items not requiring cash currently:
           Depreciation and amortization                          7,086       6,250
           Restructuring charge                                   2,234          --
           Impairment loss and related expenses                  73,932          --
           Gain on disposition of fixed assets                       (8)         --
           Deferred income taxes                                    845       1,996
     Change in current assets and liabilities:
           Accounts receivable                                   21,399      37,490
           Check inventory                                       (1,981)        218
           Accounts payable-trade                                   238      (2,106)
           Merchant payable-check services                        2,430      (1,128)
           Accrued bankcard assessments                          (3,262)     (4,509)
           Income taxes payable                                    (203)       (605)
           Other current assets/liabilities                       2,492      (6,863)
           Other, net                                               154      (3,577)
                                                               --------    --------
     Net cash provided by operating activities                   37,171      32,074
                                                               --------    --------

INVESTING ACTIVITIES
     Capital expenditures                                        (3,219)    (13,613)
     Proceeds from sale of fixed assets                             150          --
     Purchases of securities available for sale                      --        (735)
     Acquisitions, net of cash acquired                              --     (32,797)
                                                               --------    --------
     Net cash used by investing activities                       (3,069)    (47,145)
                                                               --------    --------

FINANCING ACTIVITIES
     Principal payments under property leased from affiliate        (43)        (73)
                                                               --------    --------
     Net cash used by financing activities                          (43)        (73)
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents             34,059     (15,144)
Cash and cash equivalents, beginning of period                    7,254      38,887
                                                               --------    --------
Cash and cash equivalents, end of period                       $ 41,313    $ 23,743
                                                               ========    ========

Supplemental cash flow information:
                   Taxes paid                                  $  2,364    $  5,160


            See notes to condensed consolidated financial statements

                            NATIONAL PROCESSING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.        ACCOUNTING POLICIES

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, although the balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, the accompanying condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with National Processing Inc.'s (the "Company") audited consolidated financial statements for the year ended December 31, 1998 which include full disclosure of relevant financial policies and information.

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

             The Company adopted the provisions of FASB Statement 130, Reporting Comprehensive Income, in 1998. Any differences between net income and comprehensive income are insignificant.

2.        RESTRUCTURING CHARGES

             During the three month period ended March 31, 1999, the Company recorded non-recurring restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $.3 million for other costs. These charges related to several of the Company's operating facilities which have been or are in the process of being closed and consolidated into the Company's other current facilities. These charges decreased net income and earnings per share by approximately $1.8 million and $.04, respectively.

3.        IMPAIRMENT LOSS AND RELATED EXPENSES

                  During the quarter, the Company entered into an agreement with Investment Services International Co., LLC to sell its payables and freight business lines. The Company also adopted a formal plan to exit the check and remittance business lines. These actions will allow the Company to focus more closely on its core business lines which include merchant card processing, outsourcing services and travel services. A $73.9 million pre-tax impairment loss, which included certain related expenses, was recorded related to these planned dispositions. The loss was recorded in accordance with the provisions of FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. On an after-tax basis, the loss totaled $72.0 million and reduced earnings per share by $1.42. The pre-tax loss is shown on the Balance Sheet as a reduction in the carrying value of long-lived assets of $66.4 million and as an increase in other accrued liabilities of $7.5 million.

         The business lines being exited incurred declines in revenue of $.5 million, or 1.3%, from $41.1 million in the first quarter of 1998 to $40.6 million for the same period in 1999. Operating profit (loss) for the four businesses declined $1.3 million from a profit of $.8 million for the first quarter of 1998 to a loss of $.5 million for the same period in 1999.

         Further discussion of recent developments related to these divestitures is included in Note 9, Subsequent Events.

4.        RECLASSIFICATIONS

             Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

5.        COMMITMENTS AND CONTINGENCIES

             In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

6.        NET INCOME PER COMMON SHARE

             The calculation of net income per common share follows (in thousands except per share amounts):


                                                                               Three Months
                                                                              Ended March 31
                                                                              --------------
                                                                          1999              1998
                                                                          ----              ----
         BASIC
           Net (loss) income                                          $ (68,185)          $  4,908
           Average common shares outstanding                             50,645             50,575
           Net (loss) income per common share - basic                 $   (1.35)          $    .10

         DILUTED
           Net (loss) income                                          $ (68,185)          $  4,908
           Average common shares outstanding                             50,645             50,575
           Stock option adjustment                                            -                258
           Average common shares outstanding - diluted                   50,645             50,833
           Net (loss) income per common share - diluted               $   (1.35)          $    .10


7.        SEGMENT REPORTING

             National Processing, Inc. operates three business segments - merchant services, travel services and corporate services. Merchant services authorizes, processes and settles credit and debit card transactions and authorizes and collects checks for a variety of merchants. Travel services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001. Revenues from corporate services are derived from transaction fees for the processing of remittances, accounts payable and freight bills and for providing integrated document solutions involving electronic imaging, archival, processing and payment settlement. The business segments are identified by the services they offer. The accounting policies of the reportable segments are the same as those described in
         Note 1.

         The reported results reflect the underlying economics of the segments. Indirect general and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues.



     (Dollars in thousands)                      MERCHANT       TRAVEL       CORPORATE                    CONSOLIDATED
                                                 SERVICES      SERVICES      SERVICES     CORPORATE           TOTAL
                                                 --------      --------      --------     ---------           -----
     FOR THE QUARTER ENDED MARCH 31, 1999
     Revenues from external customers            $ 73,792      $ 11,139      $ 39,532      $      -         $ 124,463
     Impairment loss and related expenses          30,450             -        43,482                          73,932
     Operating (loss) profit                     (24,124)         2,121      (43,436)             -          (65,439)
     Depreciation and amortization                  3,305           966         2,815             -             7,086
     Net interest income (expense)                     29           (2)           (9)             -                18
     Net operating assets                         141,033        12,999        66,450        22,651           243,133
     Expenditures for long-lived assets          $    217      $    430      $    891      $  1,681         $   3,219
     FOR THE QUARTER ENDED MARCH 31, 1998
     Revenues from external customers            $ 63,617      $ 12,670      $ 37,362      $      -         $ 113,649
     Impairment loss and related expenses               -             -             -             -                 -
     Operating profit                               5,831         2,445         1,796             -            10,072
     Depreciation and amortization                  2,932           908         2,410             -             6,250
     Net interest income (expense)                    341          (30)            30             -               341
     Net operating assets                         174,819        22,978        97,457        23,431           318,685
     Expenditures for long-lived assets          $  1,756      $    803      $    269      $ 10,351         $  13,179

             The following represent reconciliations of the Company's reportable segment operating profit to the consolidated operating profit and the Company's reportable segment net operating assets to consolidated net operating assets.


     (Dollars in thousands)                                                   FOR THE QUARTER ENDED MARCH 31,
                                                                                 1999                  1998
                                                                                 ----                  ----
     Operating (loss) profit:
        Total operating profit for reportable segments                        $(65,439)             $  10,072
     General and administrative expenses - non-operating                          1,750                 1,829
                                                                              ---------             ---------
        Consolidated operating profit                                         $(67,189)             $   8,243
                                                                              =========             =========
                                                                                           AS OF
                                                                            MARCH 31, 1999       DECEMBER 31, 1998
                                                                            --------------       -----------------
     Net operating assets:
        Total net operating assets for reportable segments                    $ 243,133             $ 349,805
     Cash                                                                        41,313                 7,254
     Other                                                                           28               (4,400)
                                                                              ---------             ---------
        Consolidated net operating assets                                     $ 284,474             $ 352,659
                                                                              =========             =========

             Depreciation expense for certain corporate fixed assets is allocated to the three segments.

             Corporate assets at March 31, 1999 were reduced by the liability related to the impairment loss and related expenses of $73.9 million and the restructuring related liabilities of $ 2.2 million.

             Revenues from foreign operations, primarily Barbados, for the first quarters of 1999 and 1998 were approximately $13.7 million and $12.3 million, respectively. The net book value of foreign long-lived assets, primarily in Juarez, Mexico, was approximately $13.0 million at March 31, 1999 and $12.1 million at December 31, 1998.

8.        RECENT ACCOUNTING PRONOUNCEMENTS

         Internal Use Software
             In March 1998, the Accounting Standards Executive committee issued Statement of Position, 98-1 Internal Use Software. This statement requires the capitalization of costs to acquire or develop internal use software after certain conditions are met. The Company adopted the provisions of this Statement effective January 1, 1999. Because the Company's previous policy was not significantly different from the requirements of this statement, the adoption of this statement had no significant impact on the financial position or results of operations of the Company.

9.        SUBSEQUENT EVENTS

         Effective as of April 1, 1999, the Company sold its freight and payables business lines to Investment Services International Co., LLC. As the result of final negotiations prior to closing, the Company received $18 million in cash for the net assets of both business lines, lower than the $37 million previously discussed in the Company's 1998 Form 10-K. An additional cash premium of up to $7 million could be received from the buyer provided certain conditions related to revenue levels and offshore processing are met by September 29, 2000.

         In April 1999, the Company entered into a definitive agreement with International Payment Services, Inc. to sell its check services business line for approximately $38 million in cash.

         In May 1999, the Company also reached a definitive agreement to sell its remittance processing business line to First Tennessee National Association, a subsidiary of First Tennessee National Corporation, for approximately $6 million in cash.

         The sale of the check services and remittance processing business lines are expected to close in the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL STATEMENT

         National Processing, Inc. (the "Company"), through its wholly owned operating subsidiary National Processing Company ("NPC"), provides low-cost, high-volume transaction processing services and customized processing solutions. The Company deploys technology and applications software primarily to merchants and other commercial businesses, corporations and providers of travel-related services.

         The Company is an Ohio corporation that was formerly a wholly owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company. Following the completion of the Company's initial public offering in August 1996, National City Corporation continued to own 85% of the Company's outstanding common stock. In May 1997, National City Corporation purchased 1,265,400 shares of the Company's common stock in the open market and currently owns 88% of the Company's outstanding common stock.

         The financial information and related discussion included herein reflect the results of operations of the following acquisition from its respective acquisition date: on January 15, 1998 the Company acquired JBH Travel Audit, Inc., a company which audits fees payable to travel agencies.

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

         Expenses. Operating expenses include all direct costs of providing services to customers, excluding wages and other personnel expenses. The most significant components of operating expenses are assessment fees, authorization fees and data processing expenses. Wages and other personnel expenses include wages and benefits for hourly employees. General and administrative expenses include management salaries and benefits, facilities maintenance and software applications programming.

RESULTS OF OPERATIONS

         The Company's operating results with and without the first quarter restructuring charges and impairment loss and related expenses is presented below:


                                                                         Three Months Ended
                                                                               March 31
                                                                      ---------------------------- Percent
               (In thousands, except per share amounts)                 1999            1998        Change
                                                                      ---------        -------      ------
               Excluding restructuring charges and impairment loss:
                    Pre-tax earnings                                  $   8,995        $ 8,584         5%
                    Taxes                                                 3,321          3,676       (10)
                                                                      ---------        -------
                         Net income                                       5,674          4,908        16
                                                                      =========        =======
                         Per share                                         0.11           0.10        16
                                                                      =========        =======

               Restructuring charges and impairment loss:
                    Pre-tax (loss)                                     (76,166)              -
                    Tax (benefit)                                       (2,307)              -
                                                                      ---------        -------
                         After-tax (loss)                              (73,859)              -
                                                                      =========        =======
                         Per share                                       (1.46)              -
                                                                      =========        =======

               Total:
                    Pre-tax (loss) earnings                            (67,171)          8,584         -
                    Taxes                                                 1,014          3,676       (72)
                                                                      ---------        -------
                         After-tax (loss) earnings                     (68,185)          4,908         -
                                                                      =========        =======
                         Per share                                      ($1.35)        $  0.10         -
                                                                      =========        =======


         The following table summarizes the Company's operating results as a percentage of revenues:

                                                                            Three Months Ended
                                                                                  March 31
                                                                          ------------------------
                                                                             1999          1998
                                                                          ----------    ----------

                  Revenues                                                   100.0%        100.0%
                  Operating expenses                                          48.6%         46.1%
                  Wages and other personnel expenses                          25.0%         28.2%
                  General and administrative expenses                         13.5%         12.9%
                  Restructuring charges                                        1.8%             -
                  Impairment loss and related expenses                        59.4%             -
                  Depreciation and amortization                                5.7%          5.5%
                                                                           -------       -------

                  Operating (loss) profit                                   (54.0)%          7.3%

                  Net interest income                                          0.0%          0.3%
                                                                           -------       -------

                  (Loss) income before income taxes                         (54.0)%          7.6%
                  Provision for income taxes                                   0.8%          3.2%
                                                                           -------       -------

                  Net (loss) income                                         (54.8)%          4.3%
                                                                           ======        =======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenues. Consolidated revenues increased $10.8 million, or 9.5%, to $124.5 million for the quarter ended March 31, 1999, from $113.7 million for the comparable 1998 period. The business lines being exited (freight, payables, remittance and check) had revenues of $40.6 million in the first quarter of 1999 compared to $41.1 million for the same period in 1998. Revenues for the Company's core business segments (merchant card services, travel services and outsourcing services) increased 15% year-over-year to $83.9 million in the first quarter of 1999 from $72.6 million in the first quarter of 1998.

         Costs and Expenses. Excluding nonrecurring restructuring charges and the impairment loss recorded in the first quarter of 1999, total costs and expenses increased $10.1 million, or 9.6%, to $115.5 million for the first quarter of 1999 compared to $105.4 million for the same period in 1998.

In the first quarter of 1999, a pre-tax loss of $73.9 million was recorded related to the planned dispositions of the freight, payables, remittance and check business lines. The loss totaled $72.0 million after-tax, or $1.42 per share. Further discussion regarding the planned divestitures is included in Note 3 - Impairment Loss and Related Expenses and Note 9 - Subsequent Events. The divestitures will allow the Company to focus more closely on its core business segments.

Restructuring charges totaling $2.2 million pre-tax, or $1.8 million after-tax, were also recorded in the first quarter of 1999 in conjunction with the planned closing of several of the Company's operating facilities. The charges include $1.9 million for severance pay for certain employees and $.3 million for other related costs.

         Operating expenses increased $8.1 million, or 15.4%, to $60.5 million for the quarter ended March 31, 1999 from $52.5 million for the same period in 1998. The increase was due to increases in purchased services in the Merchant Services segment, additional information technology expenses and higher uncollectible check expense as a result of increases in guarantee volume and guarantee mix changes. The Company's payables, travel and freight operations also experienced increases in operating expenses. Operating expenses for the business lines being exited increased 2.9% from $16.7 million for the first quarter of 1998 to $17.2 million for the same period in 1999. The core business segments had an increase of 21.2% from $35.8 million in 1998 to $43.3 million in 1999.

         Wages and other personnel expenses decreased $.9 million, or 2.9%, to $31.1 million for the quarter ended March 31, 1999, from $32.0 million in 1998. This decrease is due primarily to attrition and personnel cost reductions efforts put in place during the quarter. The business lines being exited had no change in wages and other personnel expenses with $14.4 million of expenses for the first quarters of 1998 and 1999. These expenses for the core business segments decreased 5.4% from $17.6 million for the three months ended
March 31, 1998 to $16.7 million for the same period in 1999.

         General and administrative expenses increased $2.1 million, or 14.3%, to $16.8 million for the quarter ended March 31, 1999, from $14.7 million in 1998. This increase resulted principally from increases in information technology expenses, including $1.4 million for Year 2000 expenses and increases in sales and support services related to the merchant card, remittance and outsourced services operations. The business lines being exited had an increase in general and administrative expenses of 6.0% from $6.5 million for the first quarter of 1998 to $6.9 million for the same period of 1999. These expenses for the core business segments increased 20.9% from $8.2 million in 1998 to $9.9 million in 1999.

         Depreciation and amortization increased $.8 million, or 13.4%, to $7.1 million for the quarter ended March 31, 1999, from $6.3 million in 1998. The increase was primarily due to additions of fixed assets in the Company's core businesses lines.


         Net Interest Income. The Company earned net interest of $.3 million for the quarter ended March 31, 1998 compared to a negligible amount in 1999. This decrease resulted from decreased investment balances.

         Tax Provision. Excluding the impact of the restructuring charges and the impairment loss recorded in the first quarter of 1999, the effective tax rate was 36.9% for the first quarter of 1999 compared to 42.8% for the same period a year ago. The decrease was due primarily to lower tax rates on foreign income.

The effective tax rate associated with the nonrecurring restructuring charges and impairment loss was impacted by the write off of $65.7 million of nondeductible goodwill related to the business lines being exited.

         Net (Loss) Income. A net loss of $68.2 million, or $1.35 per share, was incurred during the first quarter of 1999 compared with net income of $4.9 million, or $.10 per share, for the first quarter of 1998. Excluding the one-time restructuring charges and impairment loss, net income was $5.7 million, or $.11 per share for the first quarter of 1999, compared to $4.9 million, or $.10 per share, for the corresponding period in 1998. Net income for the Company's core businesses increased 50% to $6.2 million in the first quarter of 1999 up from $4.1 million in the first quarter of 1998.

BUSINESS SEGMENT REVIEW

         Selected financial information for the Company's three business segments, Merchant Services, Travel Services and Corporate Services, is presented in Note 7, Segment Reporting. The following is an analysis of the Company's operations by business segment.

Merchant Services

         Revenues for the three month period ended March 31, 1999 increased 16.0%, or $10.2 million due primarily to increases in the merchant card operations caused by increases in volumes, new accounts and price increases. This revenue increase was partially offset by lower merchant check revenues. Operating (loss) profit includes an impairment and related expenses charge of $30.5 million due to the expected sale of the check services business line and restructuring charges of $.5 million due to the closing and relocation of a portion of merchant card operating facilities. Excluding the check services business line, revenues and operating profit for the first quarter of 1999 were up 23.8%, or $11.3 million, and 99.2%, or $2.7 million, respectively over the same quarter in 1998.

Travel Services

         Revenues for the quarter ended March 31, 1999 decreased 12.1%, or $1.5 million, due to a decline in volume and a reduction in expenses, primarily related to processing under the contract with Airlines Reporting Corporation (ARC). This decline was caused by the conversion to electronic reporting during mid-1998. Since the Company is compensated by ARC on a cost plus basis, volume declined as a result of a decline in general and administrative expenses and wages and other personnel expenses. Operating profit declined $.3 million, or 13.3%, from $2.4 million for the first quarter of 1998 to $2.1 million for the comparable period in 1999. The contract with ARC, which expires in December 2001, is currently being renegotiated, and, as a result, is expected to be extended through December 2005.

Corporate Services

         Revenues for the three months ended March 31, 1999 were up 5.8%, or $2.2 million compared to the same period in 1998. Operating (loss) profit includes an impairment and related expenses charge of $43.4 million due to the expected divestiture of the freight, payables and remittance business lines and restructuring charges of $1.7 million due to the closing and relocation of a portion of the outsourced services operations. Excluding the business lines being exited, revenues and operating profit for the quarter ended March
31, 1999 were up 12.5%, or $1.5 million, and 82.4%, or $.9 million, over the same quarter in 1998 as a result of increased volume and pricing. The remaining business within Corporate Services is outsourcing services and represents a growing business that began in the early 1990's. Within this business, the Company performs numerous administrative and clerical outsourcing services for over 60 major companies. This includes operation of mailrooms, image scanning, data entry, fulfillment and database creation services.

SEASONALITY

         The Company experiences seasonality in its businesses, particularly in its Merchant Services and Travel Services segments. The Company typically realizes higher revenues in the third and fourth calendar quarters and lower revenues in the first calendar quarter, reflecting increased transaction volumes and travel in the summer and holiday months and a decrease in transaction volume during the quarter immediately following the holiday season.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary uses of capital include acquisitions, capital expenditures and working capital. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

         The Company's capital expenditures include amounts for computer systems hardware and software, scanning and other document processing equipment as well as buildings and leasehold improvements to the Juarez, Mexico and Louisville operation facilities. During the three month period ended March 31, l999, the Company's capital expenditures totaled $3.2 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $37.2 million for the three month period. Operating cash flow during the three month period ended March 31, 1998 totaled $32.1 million and capital expenditures were $13.6 million. The Company expects capital expenditures for the remainder of 1999 to be approximately $13 million principally to enhance processing capabilities in Merchant Services and Corporate Services. It is anticipated that these expenditures will be funded with operating cash flows.

         As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support its revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs are expected to be financed through operating cash flow and current cash balances.

         The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $107.0 million and $91.5 million as of March 31, 1999 and December 31, 1998, respectively.


YEAR 2000

         Management initiated the process of preparing its computer systems and applications for the Year 2000 in February 1996. This process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.

         Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, all of the work necessary to complete the assessment, remediation and testing of those business processes determined to be "mission critical" has been completed.

         Management is currently performing end-to-end testing with customers and event planning, or, contingency planning. Management is also working with significant customers, vendors, and business counter parties to monitor the progress of their Year 2000 efforts.

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

         The estimate of the total cost of the Year 2000 project is approximately $8.5 million. Approximately 20% of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, $6.2 million of the total project costs have been incurred. During the first quarter of 1999, incremental costs associated with the project totaled approximately $1.5 million.

FORWARD LOOKING STATEMENT

         The sections entitled "Business Segment Review" and "Year 2000" contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties, including changes in general economic conditions, the Company's ability to execute its business plans, including its plan to address the Year 2000 issue, the ability of third parties to effectively address their Year 2000 issues, and the Company's ability to carry out its plans to divest of the check, payables, freight and remittance business lines. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There were no material changes to the market risk disclosures included in the Company's 1998 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

A.       EXHIBITS

10.41 Asset purchase agreement between National Processing Company (Seller) and International Payment Services, Inc. (Buyer), dated April 13, 1999 (filed as Exhibit 10.41).

27.1     Financial Data Schedule.

B.       REPORTS ON FORM 8-K

         None.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NATIONAL PROCESSING, INC.

Date: May 11, 1999           By:

                             Jim W. Cate
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)


                             By:

                             David E. Fountain
                             Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)