Form 10-Q
period 1999-06-30
NATIONAL PROCESSING INC
filed 1999-08-04
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange of 1934


                  For the quarterly period ended June 30, 1999

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

           For the transition period from                to
                                         ----------------  ----------------


                         COMMISSION FILE NUMBER: 1-11905


                            NATIONAL PROCESSING, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                OHIO                                    61-1303983
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


         1231 DURRETT LANE
        LOUISVILLE, KENTUCKY                            40285-0001
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                 (502) 315-2000
              ----------------------------------------------------
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


The number of shares outstanding of the Registrant's Common Stock as of July 30, 1999 was 50,766,318.

                            NATIONAL PROCESSING, INC.

                                      INDEX



PART I.         FINANCIAL INFORMATION
                                                                                                 Page No.
                                                                                                 --------
        Item 1. Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets - June 30, 1999 and
                December 31, 1998                                                                    3

                Consolidated Statements of Operations -
                Three Months and Six Months Ended June 30, 1999 and 1998                             4

                Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1999 and 1998                                              5

                Notes to Consolidated Financial Statements                                           6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                       11

        Item 3. Quantitative and Qualitative Disclosure About Market Risk                           19


PART II.        OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders                                 20

        Item 6. Exhibits and Reports on Form 8-K                                                    20


SIGNATURES                                                                                          21

                                           NATIONAL PROCESSING, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                  Unaudited
                                           (Dollars in thousands)

                                                                            JUNE 30                DECEMBER 31
                                                                              1999                     1998
                                                                            --------               -----------
ASSETS
Current assets:
     Cash and cash equivalents                                              $ 91,538                 $  7,254
     Short-term investments                                                   60,000                       --
     Accounts receivable-trade                                                75,747                  104,759
     Check inventory                                                              --                    2,901
     Restricted deposits-client funds                                          7,008                   91,484
     Deferred tax assets                                                       3,540                    3,688
     Other current assets                                                     10,334                   13,434
                                                                            --------                 --------
Total current assets                                                         248,167                  223,520
Property and equipment:
     Furniture and equipment                                                  77,571                  116,420
     Building and leasehold improvements                                      20,835                   23,843
     Software                                                                 15,688                   23,537
     Property leased from affiliate                                            4,173                    4,173
     Land and improvements                                                     2,851                    2,828
                                                                            --------                 --------
                                                                             121,118                  170,801
Accumulated depreciation and amortization                                     59,179                   82,680
                                                                            --------                 --------
                                                                              61,939                   88,121
Other assets:
     Goodwill, net of accumulated amortization of
         $3,888 in 1999 and $14,202 in 1998                                   87,574                  171,489
     Acquired merchant portfolios                                             12,141                   18,255
     Deferred tax assets                                                       2,764                    2,764
     Other assets                                                              7,008                    8,284
                                                                            --------                 --------
Total other assets                                                           109,487                  200,792
                                                                            --------                 --------
TOTAL ASSETS                                                                $419,593                 $512,433
                                                                            ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Restricted deposits-client funds                                       $  7,008                 $ 91,484
     Accounts payable-trade                                                    4,188                    3,075
     Merchant payable-check services                                              --                    3,690
     Accrued bankcard assessments                                             16,257                   17,753
     Income tax payable to NCC                                                44,355                    4,376
     Other accrued liabilities                                                43,842                   30,729
                                                                            --------                 --------
Total current liabilities                                                    115,650                  151,107

Obligation under property leased from affiliate                                2,188                    2,264
Other long-term liabilities                                                      796                      796
Deferred tax liabilities                                                       4,512                    5,607
                                                                            --------                 --------

Total liabilities                                                            123,146                  159,774
Shareholders' equity:
     Preferred stock, without par value; 5,000,000 shares
        authorized; no shares issued or outstanding                               --                       --
     Common stock, without par value; 95,000,000 shares
authorized;                                                                        1                        1
        50,644,651 shares issued and outstanding in 1999 and 1998
     Contributed capital                                                     175,799                  175,799
     Retained earnings                                                       120,647                  176,859
                                                                            --------                 --------
Total shareholders' equity                                                   296,447                  352,659
                                                                            --------                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $419,593                 $512,433
                                                                            ========                 ========

                 See notes to consolidated financial statements

                                           NATIONAL PROCESSING, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   Unaudited
                                   (In thousands, except per share amounts)
                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30                             JUNE 30
                                                                    1999             1998               1999            1998
                                                                    ----             ----               ----            ----
Revenues                                                          $109,813         $119,178           $234,276        $232,827
Operating expenses                                                  57,314           59,624            117,811         112,075
Wages and other personnel expenses                                  24,059           32,577             55,155          64,599
General and administrative expenses                                 12,672           17,864             29,479          32,548
Restructuring charges                                                   --               --              2,234              --
Impairment (credit) loss and related expenses                       (6,500)              --             67,432              --
Depreciation and amortization                                        4,746            6,820             11,832          13,071
                                                                  --------         --------           --------        --------

OPERATING PROFIT (LOSS)                                             17,522            2,293            (49,667)         10,534

Net interest income                                                    566              129                584             474
                                                                  --------         --------           --------        --------

Income (loss) before income taxes                                   18,088            2,422            (49,083)         11,008

Provision for income taxes                                           6,115              852              7,129           4,528
                                                                  --------         --------           --------        --------

NET INCOME (LOSS)                                                 $ 11,973         $  1,570           $(56,212)       $  6,480
                                                                  ========         ========           ========        ========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE              $    .24         $    .03           $  (1.11)       $    .13
                                                                  ========         ========           ========        ========


                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                       1999                1998
                                                                                  ----------------    ----------------
OPERATING ACTIVITIES
     Net income (loss)                                                                   $(56,212)           $  6,480
     Items not requiring cash currently:
            Depreciation and amortization                                                  11,832              13,071
            Restructuring charge                                                            2,234                  --
            Impairment loss and related expenses                                           67,432                  --
            Loss on disposition of fixed assets                                               502                  --
            Deferred income taxes                                                            (947)              3,994
     Change in current assets and liabilities:
            Accounts receivable                                                            19,881              34,490
            Check inventory                                                                (1,032)              2,908
            Accounts payable-trade                                                          1,113              (1,104)
            Merchant payable-check services                                                 1,809              (3,521)
            Accrued bankcard assessments                                                   (1,496)             (6,108)
            Income taxes payable                                                           39,979                 153
            Other current assets/liabilities                                                  528                (653)
            Other, net                                                                        340              (5,541)
                                                                                         --------            --------
     Net cash provided by operating activities                                             85,963              44,169
                                                                                         --------            --------

INVESTING ACTIVITIES
     Capital expenditures                                                                  (5,896)            (20,274)
     Proceeds from sale of fixed assets                                                       420                  --
     Purchases of short-term investments                                                  (60,000)              1,188
     Proceeds from sale of business lines                                                  63,873                  --
     Acquisitions, net of cash acquired                                                        --             (32,797)
                                                                                         --------            --------
     Net cash used by investing activities                                                 (1,603)            (51,883)
                                                                                         --------            --------

FINANCING ACTIVITIES
     Principal payments under property leased from affiliate                                  (76)               (187)
     Net cash proceeds from exercise of stock options                                          --                 584
                                                                                         --------            --------
     Net cash (used) provided by financing activities                                         (76)                397
                                                                                         --------            --------

Net increase (decrease) in cash and cash equivalents                                       84,284              (7,317)
Cash and cash equivalents, beginning of period                                              7,254              38,887
                                                                                         --------            --------
Cash and cash equivalents, end of period                                                 $ 91,538            $ 31,570
                                                                                         ========            ========

Supplemental cash flow information:
        Taxes (refunded) paid                                                            $(32,626)           $  1,015


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

             The Company adopted the provisions of Financial Accounting Standard Board ("FASB") Statement No. 130, Reporting Comprehensive Income, in 1998. Any differences between net income and comprehensive income are insignificant.

2.       RESTRUCTURING CHARGES

             During the three-month period ended March 31, 1999, the Company recorded restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $.3 million for other costs. These charges related to several of the Company's operating facilities which have been or are in the process of being closed and consolidated into the Company's other current facilities. At June 30, 1999, the remaining liability was $1.9 million.

3.       SALES OF BUSINESS LINES, IMPAIRMENT LOSS AND RELATED EXPENSES

              During the three-month period ended March 31, 1999, the Company recorded an impairment loss of $73.9 million pre-tax, or $72.0 million after-tax, related to the anticipated sale or wind-down of its Freight, Payables, Remittance and Check business lines. The loss was recorded in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

              Effective April 1, 1999, the Company sold its Freight and Payables business lines for approximately $19.6 million. Effective June 1, 1999, the Company sold its Check and Remittance business lines for $44.3 million. As a result of the final dispositions of these business lines, the Company recorded a pre-tax credit of $6.5 million to the impairment loss in the second quarter of 1999. For the six-month period ended June 30, 1999, the impairment loss and related expenses netted to $67.4 million pre-tax, or $68.3 million after-tax, and reduced earnings per share by $1.35. At June 30, 1999, the Company had approximately $8.7 million remaining related to the final obligations of these dispositions recorded in its other accrued liabilities.

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

6.       NET INCOME (LOSS) PER COMMON SHARE

             The calculation of net income (loss) per common share follows (in thousands except per share amounts):


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30                        JUNE 30
                                                               1999           1998           1999            1998
                                                               ----           ----           ----            ----
         BASIC
           Net income (loss)                                  $11,973       $ 1,570        $(56,212)       $ 6,480
           Average common shares outstanding                   50,645        50,621          50,645         50,598
           Net income (loss) per common share - basic         $   .24       $   .03        $  (1.11)       $   .13

         DILUTED
           Net income (loss)                                  $11,973       $ 1,570        $(56,212)       $ 6,480
           Average common shares outstanding                   50,645        50,621          50,645         50,598
           Stock option adjustment                                  2           329              --            302
           Average common shares outstanding - diluted         50,647        50,950          50,645         50,900
           Net income (loss) per common share - diluted       $   .24       $   .03        $  (1.11)       $   .13

7.       SEGMENT REPORTING

              National Processing, Inc. operates three business segments - Merchant Services, Travel Services and Corporate Services. Merchant Services authorizes, processes and settles credit and debit card transactions and authorizes and collects checks for a variety of merchants. Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract which expires in December 2001. Revenues from Corporate Services are derived from transaction fees for the processing of remittances, accounts payable and freight bills and for providing integrated document solutions involving electronic imaging, archival, processing and payment settlement. The business segments are identified by the services they offer. During the second quarter of 1999, the Company sold its Check Services, Remittance, Payables and Freight business lines. See Note 3 for additional information related to the disposition of business lines. The accounting policies of the reportable segments are the same as those described in Note 1.

              The reported results reflect the underlying economics of the segments. Indirect general and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There are no inter-segment revenues.


      (In thousands)
                                           MERCHANT        TRAVEL       CORPORATE                   CONSOLIDATED
                                           SERVICES       SERVICES       SERVICES      CORPORATE       TOTAL
                                           --------       --------       --------      ---------    ------------
FOR THE QUARTER ENDED JUNE 30, 1999
Revenues from external customers          $ 74,021        $11,640       $ 24,152        $    --       $109,813
Impairment (credit) loss and
  related expenses                          (9,336)            --          2,836             --         (6,500)
Operating profit (loss)                     17,355          2,288           (605)            --         19,038
Depreciation and amortization                2,921            595          1,230             --          4,746
Net interest income                            358            109             99             --            566
Net operating assets (liabilities)          90,217         17,500         (2,019)        81,773        187,471

FOR THE QUARTER ENDED JUNE 30, 1998
Revenues from external customers          $ 69,953        $12,944       $ 36,281        $    --       $119,178
Operating profit (loss)                      6,181          2,532         (4,032)            --          4,681
Depreciation and amortization                3,110            826          2,884             --          6,820
Net interest income (expense)                  269           (148)             8             --            129
Net operating assets                       173,468         20,290        102,457         18,889        315,104


                                           MERCHANT        TRAVEL       CORPORATE                   CONSOLIDATED
                                           SERVICES       SERVICES       SERVICES      CORPORATE       TOTAL
                                           --------       --------       --------      ---------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers            $147,813       $22,778       $ 63,685      $    --        $234,276
Impairment loss and related expenses          21,114            --         46,318           --          67,432
Operating profit (loss)                       (6,769)        4,409        (44,041)          --         (46,401)
Depreciation and amortization                  6,226         1,561          4,045           --          11,832
Net interest income                              387           107             90           --             584
Net operating assets (liabilities)            90,217        17,500         (2,019)      81,773         187,471

FOR THE SIX MONTHS ENDED JUNE 30, 1998
Revenues from external customers            $133,570       $25,614       $ 73,643      $    --        $232,827
Operating profit (loss)                       12,013         4,978         (2,236)          --          14,755
Depreciation and amortization                  6,042         1,735          5,294           --          13,071
Net interest income (expense)                    614          (178)            37           --             473
Net operating assets                         173,468        20,290        102,457       18,889         315,104

             The following represent reconciliations of the Company's reportable segment operating profit to the consolidated operating profit and the Company's reportable segment net operating assets to consolidated net operating assets.


      (In thousands)                                                             FOR THE QUARTER ENDED JUNE 30,

                                                                                  1999                    1998
                                                                                  ----                    ----
      Operating  profit:
         Total operating profit for reportable segments                          $19,038                 $4,681
      General and administrative expenses - non-operating                          1,516                  2,388
                                                                                 -------                 ------

         Consolidated operating profit                                           $17,522                 $2,293
                                                                                 =======                 ======

                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  1999                    1998
                                                                                  ----                    ----
      Operating profit (loss):
      Total operating profit (loss) for reportable segments                     $(46,401)               $14,755
      General and administrative expenses - non-operating                          3,266                  4,221
                                                                                --------                -------

      Consolidated operating profit (loss)                                      $(49,667)               $10,534
                                                                                ========                =======

                                                                           AS OF JUNE 30, 1999      DECEMBER 31, 1998
                                                                           -------------------      -----------------
      Net operating assets:
         Total net operating assets for reportable segments                     $187,471               $349,805
      Cash and short-term investments                                            151,538                  7,254
      Taxes                                                                      (42,562)                (4,400)
                                                                                --------               --------
         Consolidated net operating assets                                      $296,447               $352,659
                                                                                ========               ========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         National Processing, Inc. (the "Company"), through its wholly-owned operating subsidiary National Processing Company ("NPC"), provides transaction processing services and customized processing solutions. The Company deploys technology and applications software primarily to merchants and other commercial businesses, corporations and providers of travel-related services.

         The Company is an Ohio corporation that was formerly a wholly-owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company. Following the completion of the Company's initial public offering in August 1996, National City Corporation continued to own 85% of the Company's outstanding common stock. In May 1997, National City Corporation purchased 1,265,400 shares of the Company's common stock in the open market and currently owns 88% of the Company's outstanding common stock.

         On January 15, 1998, the Company acquired JBH Travel Audit, Inc., a company which audits fees payable to travel agencies. The financial information and related discussion included herein reflect the results of operations of this acquisition from its acquisition date. Effective April 1, 1999, the Company sold its Freight and Payables business lines for approximately $19.6 million. Effective June 1, 1999, the Company sold its Check and Remittance business lines for approximately $44.3 million.

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

RESULTS OF OPERATIONS

         The Company's operating results with and without the restructuring charges and impairment loss and related expenses is presented below:


                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                JUNE 30                 PERCENT          JUNE 30                     PERCENT
 (In thousands, except per share amounts)  1999            1998         CHANGE            1999          1998         CHANGE
                                          ------          ------        -------         --------       -------       -------

   Excluding restructuring charges and
     impairment loss:
        Pre-tax earnings                  $11,588         $2,424          378%          $ 20,583       $11,008           87%
        Taxes                               3,336            852          292              6,657         4,528           47
                                          -------         ------                        --------       -------
             Net income                     8,252          1,572          425             13,926         6,480          115
                                          =======         ======                        ========       =======
             Per share - diluted              .16            .03          428                .27           .13          116
                                          =======         ======                        ========       =======

   Restructuring charges and
     impairment loss:
        Pre-tax earnings (loss)             6,500             --           --            (69,666)           --           --
        Tax (benefit)                       2,779             --           --                472            --           --
                                          -------         ------                        --------       -------
             After-tax earnings (loss)      3,721             --           --            (70,138)           --           --
                                          =======         ======                        ========       =======
             Per share - diluted              .08             --           --              (1.38)           --           --
                                          =======         ======                        ========       =======

   Total:
        Pre-tax earnings (loss)            18,088          2,424          646%           (49,083)       11,008           --
        Taxes                               6,115            852          618              7,129         4,528           57%
                                          -------         ------                        --------       -------
             After-tax earnings (loss)     11,973          1,572          662            (56,212)        6,480           --
                                          =======         ======                        ========       =======
             Per share - diluted          $   .24         $  .03          666           $  (1.11)      $   .13           --
                                          =======         ======                        ========       =======


         The following table summarizes the Company's operating results as a percentage of revenues:

                                                     THREE MONTHS ENDED           SIX  MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                     1999        1998              1999       1998
                                                    -----       -----             -----       -----
Revenues                                            100.0 %     100.0%            100.0 %     100.0%
Operating expenses                                   52.2 %      50.0%             50.3 %      48.1%
Wages and other personnel expenses                   21.9 %      27.2%             23.5 %      27.8%
General and administrative expenses                  11.5 %      15.0%             12.7 %      14.0%
Restructuring charges                                  --          --                .9 %        --
Impairment (credit) loss and related expenses        (5.9)%        --              28.8 %        --
Depreciation and amortization                         4.3 %       5.7%              5.0 %       5.6%
                                                    -----       -----             -----       -----

Operating profit (loss)                              16.0 %       1.9%            (21.2)%       4.5%

Net interest income                                   0.5 %       0.1%              0.2 %       0.2%
                                                    -----       -----             -----       -----

Income (loss) before income taxes                    16.5 %       2.0%            (21.0)%       4.7%
Provision for income taxes                            5.6 %       0.7%              3.0 %       1.9%
                                                    -----       -----             -----       -----

Net income (loss)                                    10.9 %       1.3%            (24.0)%       2.8%
                                                    =====       =====             =====       =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Consolidated revenues decreased $9.4 million, or 7.9%, to $109.8 million for the quarter ended June 30, 1999, from $119.2 million for the comparable 1998 period. The business lines that have been exited (Freight, Payables, Remittance and Check) had revenues of $18.5 million in the second quarter of 1999 compared to $38.7 million for the same period in 1998. Revenues for the Company's retained business lines (Merchant Card Services, Travel Services and Outsourcing Services) increased 13.4% year-over-year to $91.3 million in the second quarter of 1999 from $80.5 million in the second quarter of 1998.

         Costs and Expenses. Excluding the impairment credit recorded in the second quarter of 1999, total costs and expenses decreased $18.1 million, or 15.5%, to $98.8 million for the second quarter of 1999 compared to $116.9 million for the same period in 1998.

         In the second quarter of 1999, a pre-tax credit of $6.5 million was recorded related to the dispositions of the Freight, Payables, Remittance and Check business lines. The credit, which totaled $3.7 million after-tax, or $0.08 per share, represents adjustments to the first quarter estimated impairment loss for the disposition of these business lines, which were completed during the second quarter. Further discussion regarding the divestitures is included in
Note 3 - Sale of Business Lines, Impairment Loss and Related Expenses. The divestitures will allow the Company to focus more closely on the retained business lines.

         Operating expenses decreased $2.3 million, or 3.9%, to $57.3 million for the quarter ended June 30, 1999 from $59.6 million for the same period in 1998. The decrease was due to declines in operating expenses for the business lines that have been exited. Operating expenses for these business lines decreased 48.3% from $19.0 million for the second quarter of 1998 to $9.8 million for the same period in 1999. The operating expenses of the retained business lines increased 16.9% from $40.6 million in 1998 to $47.5 million in 1999. This increase was due to increases in revenues, increases in purchased services in the Merchant Services segment and additional information technology expenses. Operating expenses for 1998 included $1.4 million of a total $2.6 million write-off of internally developed software and related costs following the cancellation of a significant customer contract in the Freight business line. The remainder of the write-off was included in general and administrative expenses

         Wages and other personnel expenses decreased $8.5 million, or 26.1%, to $24.1 million for the quarter ended June 30, 1999, from $32.6 million in 1998. This decrease is due to declines in the business lines that have been exited. Expenses for these business lines decreased 60.1% from $14.1 million for the second quarter of 1998 to $5.6 million for the same period in 1999. Wages and other personnel expenses for the retained business lines totaled $18.5 million in both the second quarters of 1998 and 1999. These expenses for the retained businesses were flat in spite of increases in revenue primarily due to attrition and personnel cost reduction efforts put in place at the beginning of 1999.

         General and administrative expenses decreased $5.2 million, or 29.0%, to $12.7 million for the quarter ended June 30, 1999, from $17.9 million in 1998. This decrease was due to declines in the business lines that have been exited. Expenses for these business lines decreased 64.6% from $8.9 million for the second quarter of 1998 to $3.2 million for the same period in 1999. Expenses for the retained businesses increased 6.2% from $9.0 million in 1998 to $9.5 million in 1999. This increase resulted principally from increases in information technology expenses, including Year 2000 expenses and increases in sales and support services related to the Merchant and Outsourcing Services operations. 1998 expenses included $1.2 million of the total $2.6 million freight software write-off discussed above.

         Depreciation and amortization decreased $2.1 million, or 30.4%, to $4.7 million for the quarter ended June 30, 1999, from $6.8 million in 1998. The exited business lines had a decline of 86.2% from $2.3 million for the second quarter of 1998 to $0.3 million for the same period in 1999. The retained business lines had a decline of 1.6% from $4.5 million in 1998 to $4.4 million in 1999.

         Net Interest Income. The Company earned net interest of $0.6 million for the quarter ended June 30, 1999 compared to $0.1 million in the second quarter of 1998. This increase resulted from increased investment balances resulting from the receipt of sale proceeds from the divested businesses and increases in operating receipts primarily from the Merchant Services segment.

         Tax Provision. Excluding the impact of the impairment credit recorded in the second quarter of 1999, the effective tax rate was 28.8% for the second quarter of 1999 compared to 35.2% for the same period a year ago. The decrease was due primarily to lower tax rates on foreign income and to increases in foreign income in the second quarter of 1999 compared to the same period in 1998.

         Net Income. Net income for the second quarter was $12.0 million, or $0.24 per share, compared to $1.6 million, or $0.03 per share, for the same quarter in 1998. Excluding the one-time impairment credit recorded in 1999, net income was $8.3 million, or $0.16 per share for the second quarter of 1999, compared to $1.6 million, or $0.03 per share, for the corresponding period in 1998. Net income for the Company's retained businesses increased 63.6% to $8.5 million in the second quarter of 1999, up from $5.2 million in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenues. Consolidated revenues increased $1.4 million, or 0.6%, to $234.3 million for the six months ended June 30, 1999, from $232.8 million for the comparable 1998 period. Revenues for the Company's retained business lines (Merchant Card Services, Travel Services and Outsourcing Services) increased 14.3% year-over-year to $175.2 million for the first six months of 1999 from $153.3 million for the same period of 1998. The exited business lines (Freight, Payables, Remittance and Check) had revenues of $59.1 million in 1999 compared to $79.5 million in 1998.

         Costs and Expenses. Excluding nonrecurring restructuring charges and the impairment loss, total costs and expenses decreased $8.0 million, or 3.6%, to $214.3 million for the first half of 1999 compared to $222.3 million for the same period in 1998.

         In the first half of 1999, a pre-tax charge of $67.4 million was recorded for losses and expenses related to the dispositions of the Freight, Payables, Remittance and Check business lines. The loss totaled $68.3 million after-tax, or $1.35 per share. Further discussion regarding the divestitures is included in Note 3 - Sale of Business Lines, Impairment Loss and Related Expenses. The divestitures will allow the Company to focus more closely on its core business segments.

         Restructuring charges totaling $2.2 million pre-tax, or $1.8 million and $.03 per share after-tax, also were recorded in the first quarter of 1999 in conjunction with the planned closing of several of the Company's operating facilities. The charges include $1.9 million for severance pay for certain employees and $0.3 million for other related costs.

         Operating expenses increased $5.7 million, or 5.1%, to $117.8 million for the six months ended June 30, 1999 from $112.1 million for the same period in 1998. The retained business lines had an increase of 18.9% from $76.4 million in 1998 to $90.8 million in 1999. This increase was due to increases in revenues, increases in purchased services in the Merchant Services segment and additional information technology expenses. Operating expenses for 1998 included $1.4 million of a total $2.6 million write-off of internally developed software and related costs following the cancellation of a significant customer contract in the Freight business line. The remainder of the write-off was included in general and administrative expenses. Operating expenses for the exited business lines decreased 24.4% from $35.7 million in 1998 to $27.0 million in 1999.

         Wages and other personnel expenses decreased $9.4 million, or 14.6%, to $55.2 million for the six months ended June 30, 1999, from $64.6 million for the same period in 1998. This decrease is due to declines in the exited business lines and personnel cost reduction efforts put in place at the beginning of 1999. Expenses for the divested business lines decreased 29.2% from $28.4 million for the first half of 1998 to $20.1 million for the same period in 1999. Expenses for the retained business lines declined 2.7% from $36.1 million in 1998 to $35.1 million in 1999. These expenses for the retained businesses were relatively flat in spite of increases in revenue primarily due to attrition and the personnel cost reduction efforts put in place at the beginning of 1999.

         General and administrative expenses decreased $3.1 million, or 9.4%, to $29.5 million for the six months ended June 30, 1999, from $32.5 million for the comparable period in 1998. This decrease is due to declines in the exited business lines, partially offset by increased costs in the retained business lines. Expenses for the exited business lines decreased 34.4% from $15.3 million in 1998 to $10.0 million in 1999. Expenses for the retained businesses increased 13.2%
from $17.2 million in 1998 to $19.5 million in 1999. This increase resulted principally from increases in information technology expenses, including Year 2000 expenses and increases in sales and support services related to the Merchant Card and Outsourcing Services operations. 1998 expenses included $1.2 million of the total $2.6 million freight software write-off discussed above.

         Depreciation and amortization decreased $1.2 million, or 9.5%, to $11.8 million for the first half of 1999, from $13.1 million in the first half of 1998. The exited business lines had a decline of 30.5% from $4.4 million in 1998 to $3.0 million in 1999. The retained business lines had an increase of 1.1% from $8.7 million in 1998 to $8.8 million in 1999.

         Net Interest Income. Net interest income increased 23.2% to $0.6 million for the six months ended June 30, 1999 from $0.5 million for the same period in 1998. This increase resulted from increased investment balances resulting from the receipt of sale proceeds from the divested businesses during the 1999 second quarter and increases in operating receipts during the same quarter primarily from the Merchant Services segment.

         Tax Provision. Excluding the impact of the restructuring charges recorded in the first quarter of 1999 and the impairment loss recorded in the first half of 1999, the effective tax rate was 32.3% for the first half of 1999 compared to 41.1% for the same period a year ago. The decrease was due primarily to lower tax rates on foreign income and to increases in foreign income in the first half of 1999 compared to the same period in 1998.

         The overall effective tax rate was also impacted by the write off of $65.7 million of nondeductible goodwill included in the impairment loss on the exited business lines.

         Net Income (Loss). A net loss of $56.2 million, or $1.11 per share, was incurred during the first six months of 1999 compared with net income of $6.5 million, or $0.13 per share, for the similar period of 1998. Excluding the restructuring charges and impairment loss, net income was $13.9 million, or $0.27 per share, for the first six months of 1999 compared to $6.5 million, or $0.13 per share, for the corresponding period in 1998. Net income for the Company's retained businesses increased 37.9% to $12.9 million in 1999, up from $9.3 million in 1998.

BUSINESS SEGMENT REVIEW

         Selected financial information for the Company's three business segments, Merchant Services, Travel Services and Corporate Services, is presented in Note 7, Segment Reporting. The following is an analysis of the Company's operations by business segment.

Merchant Services

         Revenues for the three-month period ended June 30, 1999 increased 5.8%, or $4.1 million, and increased for the six-month period ended June 30, 1999 $14.2 million or 0.6%. Revenues for the retained Merchant Card business line increased for the three-month period and six-month period ended June 30, 1999 by 17.9%, or $9.8 million, and 20.4%, or $20.9 million, respectively, due primarily to increases in volumes, new accounts and price increases. Year-to-date operating profit (loss) includes an impairment and related expenses charge of $21.1 million pre-tax due to the sale of the Check Services business line and restructuring charges of $0.5 million pre-tax due to the closing and relocation of a portion of Merchant Card operating facilities. Excluding the Check Services business line, operating profit for the second quarter of 1999 was up 44.7%, or $2.5 million over the same quarter in 1998 and was up 52.0%, or $4.7 million for the six months ended June 30, 1999 over the same period in 1998.

Travel Services

         Revenues for the quarter and six months ended June 30, 1999 decreased 10.1%, or $1.3 million, and 11.1%, or $2.8 million, respectively, due to a decline in volume and a reduction in expenses, primarily related to processing under the contract with the Airlines Reporting Corporation (ARC). The decline in volume was caused by the conversion from paper to electronic ticketing and reporting starting mid-1998. Because the Company is compensated by ARC on a cost plus basis, revenue also declined as a result of a decline in general and administrative expenses and wages and other personnel expenses. Operating profit declined $0.2 million, or 8.0% for the second quarter from $2.5 million in 1998 to $2.3 million in 1999 and declined $0.6 million, or 12.0%, for the first six months from $5.0 million in 1998 to $4.4 million in 1999. The contract with ARC, which expires in December 2001, is currently being renegotiated, and, as a result, is expected to be extended through December 2005.

Corporate Services

         Revenues for the three months and six months ended June 30, 1999 were down 33.4%, or $12.1 million, and 13.5%, or $10.0 million, respectively, compared to the same periods in 1998. Operating profit (loss) includes an impairment and related expenses charge of $46.3 million due to the divestiture of the Freight, Payables and Remittance business lines and restructuring charges of $1.7 million due to the closing and relocation of a portion of the Outsourcing Services operations. Excluding the exited business lines, revenues and operating profit for the quarter ended June 30, 1999 were up 18.2%, or $2.3 million, and 77.7%, or $1.0 million, over the same quarter in 1998 as a result of increased volume and pricing. Excluding the exited business lines, revenues for the six months ended June 30, 1999 were up 15.4%, or $3.9 million, and operating profit was down 12.5%, or $0.4 million. The decline in the operating profit was the result of the $1.7 million restructuring charge. The retained business line within Corporate Services is Outsourcing Services. Within this business line, the Company performs numerous administrative and clerical outsourcing services for over 60 major companies. These services include operation of mailrooms, image scanning, data entry, fulfillment and database creation services.

Corporate Charges

         Not included in the various business lines' operating profit for internal reporting purposes are certain Corporate charges. On a consolidated basis, these charges declined $0.9 million, or 36.6%, for the quarter ended June 30, 1999 compared to the same period in 1998 and declined $1.0 million or 22.7% for the six months ended June 30, 1999 compared to the same period in 1998.

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

         The Company's capital expenditures include amounts for computer systems hardware and software, scanning and other document processing equipment as well as buildings and leasehold improvements to the Juarez, Mexico and Louisville, Kentucky operation facilities. During the six-month period ended June 30, l999, the Company's capital expenditures totaled $5.9 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $86.0 million for the six-month period. Operating cash flow during the six-month period ended June 30, 1998 totaled $44.2 million and capital expenditures were $20.3 million. The Company expects capital expenditures for the remainder of 1999 to be approximately $9.5 million principally to enhance processing capabilities in Merchant Services and Corporate Services. It is anticipated that these expenditures will be funded with operating cash flows.

         As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support its revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs are expected to be financed through operating cash flows and current cash balances.

         The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled approximately $7.0 million and $91.5 million as of June 30, 1999 and December 31, 1998, respectively.

YEAR 2000

         Management initiated the process of preparing its computer systems and applications for the Year 2000 in February 1996. This process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999 to January 1, 2000.

         Management has completed its assessment of all business lines that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. To date, all of the work necessary to complete the remediation and testing of systems within those business processes determined to be critical for supporting the Company's core services has been completed.

         Management is currently working on end-to-end testing, which involves ensuring that the Company's systems interact properly with the systems of its significant customers, vendors and other business counter parties. To date, a substantial portion of this work has been successfully completed. It is expected that this testing will be finished in the third quarter of 1999.

         Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner, and, thus far, the Company's Year 2000 remediation activities have tracked in accordance with its plan. Management has modified its business continuity plans and is developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance or failure by third parties. Despite the Company's efforts to date to remediate affected systems and develop contingency plans for potential risks, management continues to manage and monitor the various Year 2000 readiness risks. Under the unlikely scenario that unanticipated failures occur, the Company could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on the Company.

         The estimate of the total cost of the Year 2000 project is approximately $8.5 million. Approximately 20% of this estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, $6.7 million of the total project costs have been incurred. During the six months ended June 30, 1999, incremental costs associated with the project totaled approximately $2.0 million.

FORWARD-LOOKING STATEMENTS

         The sections entitled "Business Segment Review" and "Year 2000" contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties, including changes in general economic conditions and the Company's ability to execute its business plans, including its plan to address the Year 2000 issue and the ability of third parties to effectively address their Year 2000 issues. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There were no material changes to the market risk disclosures included in the Company's 1998 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 26, 1999, at the Annual Shareholders Meeting of the Registrant, shareholders took the following actions:

1. Elected as directors all nominees designated in the proxy statement of May 10, 1999 as follows:

                                                   Number of Votes
                                                For            Withheld
                                                ---            --------
         James R. Bell, III                   46,344,442        224,600
         Aureliano Gonzalez-Baz               46,344,242        224,800
         Preston B. Heller, Jr.               46,344,242        224,800
         Robert G. Siefers                    46,344,217        224,825

2. Approved the selection of Ernst & Young LLP as independent auditors for the Registrant for 1999: 46,566,942 votes cast for, 100 votes cast against, and 2,000 votes withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

A.       EXHIBITS

         27.1     Financial Data Schedule

B.       REPORTS ON FORM 8-K

         April 19, 1999: On April 15, 1999, the Registrant issued a press release reporting earnings for the first quarter of fiscal year 1999.

         April 23, 1999: On April 14, 1999, the Registrant issued a press release announcing that National Processing Company ("NPC") had reached a definitive agreement with International Payment Services, Inc. for the sale of NPC Check Services, Inc., a wholly-owned subsidiary of NPC.

         May 21, 1999: On May 3, 1999, the Registrant issued a press release announcing that NPC had closed on the previously announced sales of its Freight and Payables business lines. The Registrant also reported that a press release was issued on May 6, 1999 announcing that NPC had reached a definitive agreement with First Tennessee Bank, NA for the sale of NPC's Remittance business line.

         June 3, 1999: On June 1, 1999, the Registrant issued a press release announcing that NPC had closed on the previously announced sales of its Remittance and Check business lines.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL PROCESSING, INC.

Date:  July 30, 1999                    By: /s/ Jim W. Cate
                                           ------------------------------
                                        Jim W. Cate
                                        Executive Vice President and
                                          Chief Financial Officer
                                           (Principal Financial Officer)


                                        By: /s/ David E. Fountain
                                           ------------------------------
                                        David E. Fountain
                                        Senior Vice President and Chief
                                          Accounting Officer
                                           (Principal Accounting Officer)