Form 10-Q
period 1999-09-30
NATIONAL PROCESSING INC
filed 1999-11-12
CIK 1016277

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934


                For the quarterly period ended September 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _______________to___________



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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock as of October 29, 1999 was 50,772,985.

                            NATIONAL PROCESSING, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

   Item 1. Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets -- September 30, 1999 and
           December 31, 1998                                                3

           Consolidated Statements of Operations --
           Three Months and Nine Months Ended September 30, 1999 and 1998   4

           Consolidated Statements of Cash Flows --
           Nine Months Ended September 30, 1999 and 1998                    5

           Notes to Consolidated Financial Statements                       6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      19


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings (None)

   Item 2. Changes in Securities and Use of Proceeds (None)

   Item 3. Defaults Upon Senior Securities (None)

   Item 4. Submission of Matters to a Vote of Security Holders (None)

   Item 5. Other Information (None)

   Item 6. Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                 20

                            NATIONAL PROCESSING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                             (Dollars in thousands)


                                                                         SEPTEMBER 30              DECEMBER 31
                                                                             1999                     1998
                                                                   -----------------------   ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $    78,520               $    7,254
     Short-term investments                                                        60,000                        -
     Accounts receivable-trade                                                     69,047                  104,759
     Check inventory                                                                 -                       2,901
     Restricted deposits-client funds                                              28,049                   91,484
     Deferred tax assets                                                            2,675                    3,688
     Other current assets                                                          10,063                   13,434
                                                                                  -------                  -------
Total current assets                                                              248,354                  223,520
Property and equipment:
     Furniture and equipment                                                       79,910                  116,420
     Building and leasehold improvements                                           20,978                   23,843
     Software                                                                      17,608                   23,537
     Property leased from affiliate                                                 4,173                    4,173
     Land and improvements                                                          2,851                    2,828
                                                                                  -------                  -------
                                                                                  125,520                  170,801
Accumulated depreciation and amortization                                          62,167                   82,680
                                                                                  -------                  -------
                                                                                   63,353                   88,121
Other assets:
     Goodwill, net of accumulated amortization of
         $4,459 in 1999 and $14,202 in 1998                                        87,003                  171,489
     Acquired merchant portfolios                                                  11,570                   18,255
     Deferred tax assets                                                            2,764                    2,764
     Other assets                                                                   6,384                    8,284
                                                                                  -------                  -------
Total other assets                                                                107,721                  200,792
                                                                                  -------                  -------
TOTAL ASSETS                                                                  $   419,428               $  512,433
                                                                                 ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Restricted deposits-client funds                                         $    28,049               $   91,484
     Accounts payable-trade                                                         3,063                    3,075
     Merchant payable-check services                                                    -                    3,690
     Accrued bankcard assessments                                                  16,404                   17,753
     Income tax payable to NCC                                                     19,155                    4,376
     Other accrued liabilities                                                     40,809                   30,729
                                                                                  -------                  -------
Total current liabilities                                                         107,480                  151,107

Obligation under property leased from affiliate                                     2,155                    2,264
Other long-term liabilities                                                           796                      796
Deferred tax liabilities                                                            3,210                    5,607
                                                                                  -------                  -------
Total liabilities                                                                 113,641                  159,774

Shareholders' equity:
     Preferred stock, without par value; 5,000,000 shares
        Authorized; no shares issued or outstanding                                     -                        -
     Common stock, without par value; 95,000,000 shares
        authorized;                                                                     1                        1
        50,766,318 and 50,644,651 shares issued and outstanding
        in 1999 and 1998, respectively
     Contributed capital                                                          176,818                  175,799
     Retained earnings                                                            128,968                  176,859
                                                                                ---------                 --------
Total shareholders' equity                                                        305,787                  352,659
                                                                                ---------                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   419,428               $  512,433
                                                                                =========                 ========

                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                    (In thousands, except per share amounts)


                                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                           SEPTEMBER 30                           SEPTEMBER 30
                                                                     1999                1998               1999               1998
                                                                     ----                ----               ----               ----
Revenues                                                         $ 94,909           $ 121,430         $  329,185          $ 354,257
Other income                                                            -               4,000                  -              4,000
Operating expenses                                                 47,479              64,642            165,290            176,717
Wages and other personnel expenses                                 18,930              31,977             74,085             96,576
General and administrative expenses                                12,625              16,760             42,104             49,308
Restructuring charges                                                   -                   -              2,234                  -
Impairment loss and related expenses                                    -                   -             67,432                  -
Depreciation and amortization                                       5,249               6,718             17,081             19,789
                                                                  -------           ---------         ----------          ---------


OPERATING PROFIT (LOSS)                                            10,626               5,333            (39,041)            15,867

Net interest income                                                 2,044                 116              2,628                589
                                                                  -------           ---------         ----------          ---------

Income (loss) before income taxes                                  12,670               5,449            (36,413)            16,456

Provision for income taxes                                          4,349               2,068             11,478              6,595
                                                                  -------           ---------         ----------          ---------

NET INCOME (LOSS)                                                $  8,321           $   3,381         $  (47,891)         $   9,861
                                                                  =======           =========         ==========          =========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE             $    .16           $     .06         $    (0.94)         $     .19
                                                                  =======           =========         ==========          =========

                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (In thousands)



                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                        1999                 1998
                                                                                  ----------------    ----------------
OPERATING ACTIVITIES
     Net income (loss)                                                                $ (47,891)           $  9,861
     Items not requiring cash currently:
            Depreciation and amortization                                                17,081              19,789
            Restructuring charges                                                         1,167                   -
            Impairment loss and related expenses                                         57,047                   -
            Loss on disposition of fixed assets                                             585               2,267
            Deferred income taxes                                                        (1,384)              4,327
     Change in assets and liabilities:
            Accounts receivable-trade                                                    26,581              33,833
            Check inventory                                                              (1,032)              3,406
            Accounts payable-trade                                                          (12)             (1,193)
            Merchant payable-check services                                               1,809              (3,624)
            Accrued bankcard assessments                                                 (1,349)             (3,741)
            Income taxes payable to NCC                                                  14,779                 953
            Other current assets/liabilities                                              9,218               3,631
            Other, net                                                                    1,088              (1,964)
                                                                                        -------             -------
     Net cash provided by operating activities                                           77,687              67,545
                                                                                        -------              ------

INVESTING ACTIVITIES
     Capital expenditures                                                               (11,660)            (34,442)
     Proceeds from sale of fixed assets                                                     456                   -
     Purchases of short-term investments                                                (60,000)                  -
     Proceeds from sales and maturities of securities
       available for sale                                                                     -               1,188
     Proceeds from sale of business lines                                                63,873                   -
     Acquisitions, net of cash acquired                                                       -             (36,023)
                                                                                        -------              ------
     Net cash used by investing activities                                               (7,331)            (69,277)
                                                                                        -------              ------

FINANCING ACTIVITIES
     Principal payments under property leased from affiliate                               (109)               (281)
     Net cash proceeds from exercise of stock options                                     1,019                 584
                                                                                        -------              ------
     Net cash provided by financing activities                                              910                 303
                                                                                        -------              ------

Net increase (decrease) in cash and cash equivalents                                     71,266              (1,429)
Cash and cash equivalents, beginning of period                                            7,254              38,887
                                                                                        -------              ------
Cash and cash equivalents, end of period                                               $ 78,520            $ 37,458
                                                                                        =======             =======
Supplemental cash flow information:
     Taxes (refunded) paid                                                             $ (7,028)           $  4,431

                 See notes to consolidated financial statements

                            NATIONAL PROCESSING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited


1.       ACCOUNTING POLICIES

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, although the balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with National Processing, Inc.'s (the "Company") audited consolidated financial statements for the year ended December 31, 1998, which include full disclosure of relevant financial policies and information.

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

2.       RESTRUCTURING CHARGES

             During 1999, the Company recorded restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $.3 million for other costs. These charges related to several of the Company's operating facilities which have been or are in the process of being closed and consolidated into the Company's other current facilities. At September 30, 1999, the remaining liability was $1.2 million and related to future severance payments.

3.       SALES OF BUSINESS LINES, IMPAIRMENT LOSS AND RELATED EXPENSES

              During the first quarter of 1999, the Company recorded an impairment loss of $73.9 million pre-tax, or $72.0 million after-tax, related to the anticipated sale or wind-down of its Freight, Payables, Remittance and Check business lines. The loss was recorded in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

              Effective April 1, 1999, the Company sold its Freight and Payables business lines for $19.6 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. As a result of the final dispositions of these business lines, the Company recorded a pre-tax credit of $6.5 million to the impairment loss in the second quarter of 1999. For the nine-month period ended September 30, 1999, the impairment loss and related expenses netted to $67.4 million pre-tax, or $68.3 million after-tax, and reduced earnings per share by $1.35. At September 30, 1999, the Company had $4.5 million remaining related to the final obligations of these dispositions recorded in its other accrued liabilities. The remaining obligation is primarily for future severance payments.

4.       COMMITMENTS AND CONTINGENCIES

              In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

5.       NET INCOME (LOSS) PER COMMON SHARE

             The calculation of net income (loss) per common share follows (in thousands except per share amounts):

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30              SEPTEMBER 30
                                                                  1999           1998        1999          1998
                                                                  ----           ----        ----          ----
         BASIC
           Net income (loss)                                   $  8,321       $ 3,381      $(47,891)       $ 9,861
           Average common shares outstanding                     50,749        50,644        50,680         50,614
           Net income (loss) per common share -- basic         $    .16       $   .06      $   (.94)       $   .19

         DILUTED
           Net income (loss)                                   $  8,321       $ 3,381      $(47,891)       $ 9,861
           Average common shares outstanding                     50,749        50,644        50,680         50,614
           Stock option adjustment                                   77            47             -            163
           Average common shares outstanding -- diluted          50,826        50,691        50,680         50,777
           Net income (loss) per common share -- diluted       $    .16       $   .06      $   (.94)       $   .19

6.       SEGMENT REPORTING

              National Processing, Inc. operates three business segments - Merchant Services, Travel Services and Corporate Services. Merchant Services authorizes, processes and settles credit and debit card transactions for a variety of merchants. Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and thus derives a substantial portion of its revenues from an exclusive contract with the Airlines Reporting Corporation ("ARC"). The Company is compensated on a "cost plus" basis under this contract. Revenues from Corporate Services are derived from providing integrated document solutions involving electronic imaging, archival, processing and payment settlement. The business segments are identified by the services they offer. During the second quarter of 1999, the Company sold its Check business line (formerly part of the Merchant Services segment) and also sold its Remittance, Payables and Freight business lines (all formerly part of the Corporate Services segment). See Note 3 for additional information related to the disposition of the business lines. The accounting policies of the reportable segments are the same as those described in Note 1.

              The reported results reflect the underlying economics of the segments. Indirect general and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues.


      (In thousands)                               MERCHANT      TRAVEL       CORPORATE                   CONSOLIDATED
                                                   SERVICES     SERVICES       SERVICES      CORPORATE        TOTAL
                                                   --------     --------       --------      ---------        -----
      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
      Revenues from external customers             $ 66,118      $12,177        $16,614       $     -        $ 94,909
      Operating profit                                9,154        3,030          1,554             -          13,738
      Depreciation and amortization                   1,626          390          3,233             -           5,249
      Net interest income                             1,363          447            234             -           2,044
      Net operating assets                          108,018       10,518         32,130        33,527         184,193

      FOR THE QUARTER ENDED SEPTEMBER 30, 1998
      Revenues from external customers             $ 72,480      $12,285        $36,665       $     -        $121,430
      Operating profit (loss)                         8,635        2,765         (3,832)            -           7,568
      Depreciation and amortization                   3,121          795          2,802             -           6,718
      Net interest income (expense)                     264          (80)           (68)            -             116
      Net operating assets                          171,084       14,490         99,986        26,801         312,361


                                                   MERCHANT      TRAVEL       CORPORATE                   CONSOLIDATED
                                                   SERVICES     SERVICES       SERVICES      CORPORATE        TOTAL
                                                   --------     --------       --------      ---------        -----
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
      Revenues from external customers             $213,931      $34,957       $ 80,297       $     -      $ 329,185
      Impairment loss and related expenses           21,114            -         46,318             -         67,432
      Operating profit (loss)                         2,384        7,439        (42,487)            -        (32,664)
      Depreciation and amortization                   7,852        1,951          7,278             -         17,081
      Net interest income                             1,748          554            326             -          2,628
      Net operating assets                          108,018       10,518         32,130        33,527        184,193

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
      Revenues from external customers             $206,050      $37,898       $110,309       $     -      $ 354,257
      Operating profit (loss)                        20,637        7,740         (6,054)            -         22,323
      Depreciation and amortization                   9,360        2,311          8,118             -         19,789
      Net interest income (expense)                     878         (196)           (93)            -            589
      Net operating assets                          171,084       14,490         99,986        26,801        312,361

         The following represent reconciliations of the Company's reportable segment operating profit to the consolidated operating profit and the Company's reportable segment net operating assets to consolidated net operating assets.

      (In thousands)                                                       FOR THE QUARTER ENDED SEPTEMBER 30,
                                                                                  1999               1998
                                                                                  ----               ----
      Operating  profit:
      Total operating profit for reportable segments                          $  13,738            $ 7,568
      General and administrative expenses -- non-operating                        3,112              2,235
                                                                                -------             ------
      Consolidated operating profit                                           $  10,626            $ 5,333
                                                                                =======            =======

                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1999              1998
                                                                                   ----              ----
      Operating profit (loss):
      Total operating profit (loss) for reportable segments                   $ (32,664)         $ 22,323
      General and administrative expenses -- non-operating                        6,377             6,456
                                                                                -------            ------

      Consolidated operating profit (loss)                                    $ (39,041)         $ 15,867
                                                                                =======            ======

                                                                                          AS OF
                                                                        SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                                        ------------------      -----------------
      Net operating assets:
      Total net operating assets for reportable segments                   $ 184,193                $ 349,805
      Cash and short-term investments                                        138,520                    7,254
      Taxes                                                                  (16,926)                  (4,400)
                                                                            --------                 --------
         Consolidated net operating assets                                 $ 305,787                $ 352,659
                                                                            ========                 ========


         Depreciation expense for certain corporate fixed assets is allocated to the three segments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

GENERAL

         National Processing, Inc. (the "Company"), through its wholly-owned operating subsidiary National Processing Company ("NPC"), provides credit and debit card processing services to merchants of all sizes in multiple vertical market segments. In addition, the Company provides corporate outsourcing, transaction processing services and customized processing solutions.

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

         Effective April 1, 1999, the Company sold its Freight and Payables business lines for $19.6 million. Effective June 1, 1999, the Company sold its Check and Remittance business lines for $44.3 million.

COMPONENTS OF REVENUES AND EXPENSES

         Revenues. The Company's Merchant Services revenues are primarily derived from fees paid by merchants for the authorization and settlement of credit and debit card transactions, exclusive of interchange fees. Merchant fees paid to the Company include assessment fees, which are amounts charged by credit card associations for clearing services, advertising and other expenses. Revenues from Corporate Services are derived from transaction fees for the processing of airline tickets, health insurance claims, credit card applications and other outsourced services. Revenues from Travel Services are dependent on the volume of ticket sales by travel agents on behalf of airlines. A small portion of revenues is derived from earnings on cash balances, which are maintained by customers pursuant to contract terms.

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

RESULTS OF OPERATIONS

         The Company's operating results with and without the restructuring charges and impairment loss and related expenses is presented below:


                                             THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                SEPTEMBER 30          PERCENT                SEPTEMBER 30            PERCENT
 (In  thousands, except per share amounts)   1999           1998      CHANGE              1999          1998          CHANGE
                                            -----           -----     -------            ------        ------        -------

   Excluding restructuring charges and impairment loss:
        Pre-tax earnings                 $ 12,670        $ 5,449         133 %         $ 33,253      $ 16,456          102 %
        Taxes                               4,349          2,068         110             11,006         6,595           67
                                           ------          -----                         ------        ------
             Net income                     8,321          3,381         146             22,247         9,861          126
                                           ======          =====                         ======        ======
             Per share -- diluted             .16            .06         167                .44           .19          132
                                           ======          =====                         ======        ======



   Restructuring charges and impairment loss:
        Pre-tax loss                            -              -                        (69,666)            -
        Taxes                                   -              -                            472             -
                                           ------          -----                         ------        ------
           After-tax loss                       -              -                        (70,138)            -
                                           ======          =====                        =======        ======
           Per share -- diluted                 -              -                          (1.38)
                                           ======          =====                        =======        ======

   Total:
        Pre-tax earnings (loss)            12,670          5,449         133 %          (36,413)       16,456           NM %
        Taxes                               4,349          2,068         110             11,478         6,595           74
                                           ------          -----                        -------        ------
             After-tax earnings (loss)      8,321          3,381         146            (47,891)        9,861           NM
                                           ======          =====                        =======        ======
             Per share -- diluted        $    .16        $   .06         167           $   (.94)     $    .19           NM
                                           ======          =====                        =======        ======

   NM - Not Meaningful

         The following table summarizes the Company's operating results as a percentage of revenues:

                                                                 NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30                SEPTEMBER 30
                                                                  1999          1998          1999           1998
                                                           --------------------------------------------------------
         Revenues                                                100.0%        100.0%        100.0%         100.0%
         Other income                                                 -          3.3%             -           1.1%
         Operating expenses                                       50.0%         53.2%         50.2%          49.9%
         Wages and other personnel expenses                       20.0%         26.3%         22.5%          27.2%
         General and administrative expenses                      13.3%         13.8%         12.8%          13.9%
         Restructuring charges                                        -             -           .7%              -
         Impairment loss and related expenses                         -             -         20.5%              -
         Depreciation and amortization                             5.5%          5.6%          5.2%           5.6%
                                                           -------------  ------------  ------------   ------------

         Operating profit (loss)                                  11.2%          4.4%        (11.9)%          4.5%

         Net interest income                                       2.2%          0.1%          0.8%           0.2%
                                                           -------------  ------------  ------------   ------------

         Income (loss) before income taxes                        13.4%          4.5%        (11.1)%          4.7%
         Provision for income taxes                                4.6%          1.7%          3.5%           1.9%
                                                           -------------  ------------  ------------   ------------


         Net income (loss)                                         8.8%          2.8%        (14.6)%          2.8%
                                                           =============  ============  ============   ============

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Consolidated revenues for the quarter ended September 30, 1999, were $94.9 million, up 15% from comparable amounts in 1998, and were derived solely from the Company's core business units -- Merchant Services, Travel Services and Corporate Services. Comparable 1998 revenues were $82.4 million from these core units. The increase in revenues is due to increased business volumes in the Merchant Services and Corporate Services segments. Consolidated revenues for the third quarter of 1998 were $121.4 million and included $39.0 million for business lines which were divested in the first half of 1999: Freight, Payables, Remittance, and Check Services.

         Other Income. Other income in 1998 reflects a one-time settlement fee of $4.0 million for the cancellation of a merchant card processing contract.

         Costs and Expenses. Total costs and expenses decreased $35.8 million, or 30%, to $84.3 million for the third quarter of 1999 compared to $120.1 million for the same period in 1998.

         Operating expenses decreased $17.1 million, or 27%, to $47.5 million for the quarter ended September 30, 1999 from $64.6 million for the same period in 1998. The decrease was due to declines in operating expenses for the business lines that have been exited. These business lines had no operating expenses in the third quarter of 1999 compared to $23.0 million for the same period in 1998. The operating expenses of the retained business lines increased 14% from $41.6 million in 1998 to $47.5 million in 1999. This increase was due to increases in business volumes, increases in purchased services in the Merchant Services segment, and additional information technology expenses.

         Wages and other personnel expenses decreased $13.1 million, or 41%, to $18.9 million for the quarter ended September 30, 1999, from $32.0 million in 1998. This decrease is due to declines in the business lines that have been exited. These business lines had no expenses in the third quarter of 1999 compared to $13.2 million for the same period in 1998. Wages and other personnel expenses for the retained business lines were $18.8 million for the third quarter of 1998 compared to $18.9 million for the same period in 1999. These expenses for the retained businesses were relatively flat despite increases in revenue primarily due to improved productivity and other cost saving initiatives.

         General and administrative expenses decreased $4.2 million, or 25%, to $12.6 million for the quarter ended September 30, 1999, from $16.8 million in 1998. This decrease was due to declines in the business lines that have been exited. These business lines had no expenses in the third quarter of 1999 compared to $9.5 million for the same period in 1998. Expenses for the retained businesses increased 73% from $7.3 million in 1998 to $12.6 million in 1999. This increase resulted principally from increases in information technology expenses and increases in sales and support services related to the Merchant and Corporate Services operations.

         Depreciation and amortization expense decreased $1.5 million, or 22%, to $5.2 million for the quarter ended September 30, 1999, from $6.7 million in 1998. The exited business lines had no expense in the third quarter of 1999 compared to $2.2 million for the same period in 1998. Expense for the retained business lines increased 16% from $4.5 million in 1998 to $5.2 million in 1999. This increase was due to additional investments in property and equipment.

         Net Interest Income. Net interest income was $2.0 million for the quarter ended September 30, 1999 compared to $0.1 million in the third quarter of 1998. This increase resulted from increased investment balances from the receipt of sale proceeds from the divested businesses in the second quarter of 1999 and increases in operating receipts primarily from the Merchant Services segment.

         Tax Provision. The effective tax rate was 34.3% for the third quarter of 1999 compared to 38.0% for the same period a year ago. The decrease was due primarily to increases in foreign income, which is taxed at lower rates, in the third quarter of 1999 compared to the same period in 1998.

         Net Income. Net income for the third quarter of 1999 was $8.3 million, or $0.16 per share, compared to $3.4 million, or $0.06 per share, for the same quarter in 1998. Net income for the Company's retained businesses increased 12% to $8.3 million in the third quarter of 1999 from $7.4 million in the third quarter of 1998. Excluding the impact of the one-time settlement fee of $4.0 million discussed above, net income for the Company's retained businesses increased 66% from $5.0 million in the third quarter of 1998 to $8.3 million in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Consolidated revenues decreased $25.1 million, or 7%, to $329.2 million for the nine months ended September 30, 1999, from $354.3 million for the comparable 1998 period. Revenues for the Company's retained business lines increased 15% year-over-year to $271.9 million for the first nine months of 1999 from $235.7 million for the same period of 1998. This increase is due to increases in business volumes in the Merchant Services and Corporate Services segments. The exited business lines (Freight, Payables, Remittance and Check) had revenues of $57.3 million in 1999 compared to $118.6 million in 1998.

         Other Income. Other income in 1998 reflects a one-time settlement fee of $4.0 million for the cancellation of a merchant card processing contract.

         Costs and Expenses. Excluding nonrecurring restructuring charges and the impairment loss, total costs and expenses decreased $43.8 million, or 13%, to $298.6 million for the third quarter of 1999 compared to $342.4 million for the same period in 1998.

         In the first half of 1999, a pre-tax charge of $67.4 million was recorded for losses and expenses related to the dispositions of the Freight, Payables, Remittance and Check business lines. The loss totaled $68.3 million after-tax, or $1.35 per share. Further discussion regarding the divestitures is included in Note 3 - Sale of Business Lines, Impairment Loss and Related Expenses.

         Restructuring charges totaling $2.2 million pre-tax, or $1.8 million and $.03 per share after-tax, were recorded in the first quarter of 1999 in conjunction with the planned closing of several of the Company's operating facilities. The charges include $1.9 million for severance pay for certain employees and $0.3 million for other related costs. See Note 2 - Restructuring Charges for further information.

         Operating expenses decreased $11.4 million, or 6%, to $165.3 million for the nine months ended September 30, 1999 from $176.7 million for the same period in 1998. The retained business lines had an increase of 16% from $120.0 million in 1998 to $138.9 million in 1999. This increase was due to increases in business volumes, increases in purchased services in the Merchant Services segment and additional information technology expenses. Operating expenses for the exited business lines were $56.7 million in 1998 and $26.4 million in 1999.

         Wages and other personnel expenses decreased $22.5 million, or 23%, to $74.1 million for the nine months ended September 30, 1999, from $96.6 million for the same period in 1998. Expenses for the exited business lines were $41.7 million for the nine months ended September 30, 1998 and $19.6 million for the same period in 1999. Expenses for the retained business lines declined 1% from $54.9 million in 1998 to $54.5 million in 1999. These expenses for the retained businesses were relatively flat despite increases in business volumes primarily due to improved productivity and other cost saving initiatives.

         General and administrative expenses decreased $7.2 million, or 15%, to $42.1 million for the nine months ended September 30, 1999, from $49.3 million for the comparable period in 1998. This decrease is due to declines in the exited business lines, partially offset by increased costs in the retained business lines. Expenses for the retained businesses increased 28% from $25.6 million in 1998 to $32.7 million in 1999. This increase resulted principally from increases in information technology expenses and increases in sales and support services related to the Merchant Card and Outsourcing Services operations. Expenses for the exited business lines were $23.7 million in 1998 and $9.4 million in 1999.

         Depreciation and amortization expense decreased $2.7 million, or 14%, to $17.1 million for the nine months ended September 30, 1999, from $19.8 million in the comparable period in 1998. Depreciation and amortization expense for the exited business lines were $6.5 million in 1998 and $3.0 million in 1999. Expense for the retained business lines increased 6% from $13.3 million in 1998 to $14.1 million in 1999. This increase was due to additional investments in property and equipment.

         Net Interest Income. Net interest income increased to $2.6 million for the nine months ended September 30, 1999 from $0.6 million for the same period in 1998. This increase resulted from increased investment balances from the receipt of sale proceeds from the divested businesses during the 1999 second quarter and increases in operating receipts primarily from the Merchant Services segment.

         Tax Provision. Excluding the impact of the restructuring charges and the impairment loss, the effective tax rate was 33.1% for the nine months ended September 30, 1999 compared to 40.1% for the same period a year ago. The decrease was due primarily to increases in foreign income, which is taxed at lower rates, in the nine months ended September 30, 1999 compared to the same period in 1998. The overall effective tax rate, inclusive of the restructuring charges and impairment loss, was higher in 1999 due to the write off of $65.7 million of nondeductible goodwill included in the impairment loss on the exited business lines.

         Net Income (Loss). A net loss of $47.9 million, or $.94 per share, was incurred during the first nine months of 1999 compared with net income of $9.9 million, or $0.19 per share, for the comparable period of 1998. Excluding the restructuring charges and impairment loss, net income was $22.2 million, or $0.44 per share, for the first nine months of 1999 compared to $9.9 million, or $0.19 per share, for the corresponding period in 1998. Net income for the Company's retained businesses increased 27% to $21.3 million in 1999, up from $16.7 million in 1998. Excluding the impact of the one-time settlement fee of $4.0 million discussed above, net income for the Company's retained businesses increased 49% from $14.3 million in 1998 to $21.3 million in 1999.

BUSINESS SEGMENT REVIEW

         Selected financial information for the Company's three business segments, Merchant Services, Travel Services and Corporate Services, is presented in Note 6, Segment Reporting. The following is an analysis of the Company's operations by business segment.

Merchant Services

         Revenues of $66.1 million for the quarter and $213.9 million for the nine months ended September 30, 1999 decreased 10%, or $6.4 million, and increased $7.9 million or 4%, respectively, from the comparable 1998 periods. Revenues for the retained Merchant Card business line increased for the three-month period and nine-month period ended September 30, 1999 by 15%, or $8.8 million, and 19%, or $29.7 million, respectively, due primarily to increases in volumes, new accounts and price increases. Year-to-date operating profit (loss) for 1999 includes an impairment and related expenses charge of $21.1 million pre-tax due to the sale of the Check Services business line and restructuring charges of $0.5 million pre-tax due to the closing and relocation of a portion of the Merchant Card operating facilities. Operating profit for the quarter and nine months ended September 30, 1998 includes a one-time settlement fee of $4.0 million. Excluding the Check Services business line which includes the impairment loss and excluding the one-time settlement fee in 1998, operating profit for the three-month period and nine-month period was up 92%, or $4.4 million and 70%, or $9.6 million, respectively, relative to the same periods in 1998. Operating profits were higher for 1999 due to higher business volumes and improved productivity and other cost saving initiatives.

Travel Services

         Revenues of $12.1 million for the quarter and $35.0 for the nine months ended September 30, 1999 decreased 1%, or $0.1 million, and 8%, or $2.9 million, respectively, from the comparable 1998 periods due to a decline in volume and a reduction in expenses, primarily related to the processing contract with the Airlines Reporting Corporation (ARC). The decline in revenue was caused by the conversion from paper to electronic reporting starting mid-1998. Because the Company is compensated by ARC on a cost plus basis, revenue also declined as a result of a decline in general and administrative expenses and wages and other personnel expenses. Operating profit increased $0.3 million, or 11% for the third quarter of 1999 to $3.0 million from $2.7 million in 1998 and declined $0.3 million, or 4%, for the first nine months from $7.7 million in 1998 to $7.4 million in 1999.

Corporate Services

         Revenues of $16.6 million for the quarter and $80.3 million for the nine months ended September 30, 1999 decreased 55%, or $20.1 million, and 27%, or $30.0 million, respectively, from the comparable 1998 periods. For the first nine months of 1999, Corporate Services incurred an operating loss of $42.5 million compared to an operating loss of $6.1 million for the comparable 1998 period. The 1999 period includes an impairment and related expenses charge of $46.3 million due to the divestiture of the Freight, Payables and Remittance business lines and restructuring charges of $1.7 million due to the closing and relocation of a portion of the operations. Excluding the exited business lines, revenues for the quarter ended September 30, 1999 were up 30%, or $3.8 million due to increased business volumes, and operating profit was down 18%, or $.3 million, over the same quarter in 1998 as a result of increased operating and general and administrative expenses. Excluding the exited business lines, revenues for the nine months ended September 30, 1999 were up 25%, or $9.4 million, and operating profit was up 19%, or $1.0 million.

Corporate Charges

         Not included in the various business lines' operating profit for internal reporting purposes are certain Corporate charges. Corporate charges of $3.1 million for the quarter and $6.4 million for the nine months ended September 30, 1999, increased $0.9 million, or 39%, for the quarter ended September 30, 1999 compared to the same period in 1998 and declined $0.1 million or 1% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in corporate charges for the quarter ended September 30, 1999 was due primarily to advisory and legal fees associated with the offer by National City Corporation (NCC) to purchase all outstanding shares not owned by NCC. This offer later expired and no shares were purchased.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary uses of capital include, capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

         The Company's capital expenditures include amounts for computer systems hardware and software, scanning and other document processing equipment as well as buildings and leasehold improvements to the Juarez, Mexico and Louisville, Kentucky operation facilities. During the nine-month period ended September 30, l999, the Company's capital expenditures totaled $11.7 million. Such expenditures were financed from operating cash flows, which totaled $77.7 million for the nine-month period. Operating cash flows during the nine-month period ended

September 30, 1998 totaled $67.5 million and capital expenditures were $34.4 million. The Company expects capital expenditures for the remainder of 1999 to be $7.2 million principally to expand processing capacity and functionality in Merchant Services and Corporate Services. It is anticipated that these expenditures will be funded with operating cash flows.

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

         The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent, offsetting liabilities. These cash balances totaled $28.0 million and $91.5 million as of September 30, 1999 and December 31, 1998, respectively.

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

         Management has modified its existing business continuity plans and is developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance or failure by third parties. Throughout the remainder of 1999, management will continue to monitor the Corporation's state of readiness and will continue to work closely with significant customers, vendors and other business counterparties to monitor their Year 2000 progress. Efforts in the last quarter of the year will include activities related to the ongoing preparation and management of the actual Year 2000 event.

         Management believes it has an effective plan in place to manage and resolve the Year 2000 issue in a timely manner. Despite the Company's efforts to date to remediate affected systems and develop contingency plans for potential failures, management continues to manage and monitor the various Year 2000 readiness risks. Under the unlikely scenario that unanticipated failures occur, the Company could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by third parties and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on the Company.

         The revised estimate of the total cost of the Year 2000 project is approximately $9.5 million. The increase from the previous estimate of $8.5 million primarily relates to additional contract labor and outside consultants utilized for additional remediation and testing efforts that were not anticipated in the previous estimate. Approximately 20% of the estimate represents costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. To date, approximately $8.8 million of the total project costs have been incurred. During the nine months ended September 30, 1999, costs associated with the project totaled approximately $4.0 million.

FORWARD-LOOKING STATEMENTS

         The section entitled "Year 2000" contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties, including changes in general economic conditions and the Company's ability to execute its business plans, including its plan to address the Year 2000 issue and the ability of third parties to effectively address their Year 2000 issues. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes to the market risk disclosures included in the Company's 1998 Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings (None)

Item 2.    Changes in Securities and Use of Proceeds (None)

Item 3.    Defaults Upon Senior Securities (None)

Item 4.    Submission of Matters to a Vote of Security Holders (None)

Item 5.    Other Information (None)

Item 6.    Exhibits and Reports on Form 8-K

a.       EXHIBITS

         27.1     Financial Data Schedule

b.       REPORTS ON FORM 8-K (NONE)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NATIONAL PROCESSING, INC.

Date:    November 11, 1999

                                 By:

                                 Thomas A. Wimsett
                                 President and Chief Executive Officer
                                 (Duly Authorized Signer)


                                 By:

                                 David E. Fountain
                                 Senior Vice President and Chief Financial
                                 Officer