Form 10-K
period 1999-12-31
NATIONAL PROCESSING INC
filed 2000-03-23
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-11905

NATIONAL PROCESSING, INC.

(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	61-1303983 (I.R.S. Employer Identification No.)

1231 Durrett Lane Louisville, Kentucky (Address of principal executive offices)	40213-2008 (Zip Code)

Registrant’s telephone number, including area code: (502) 315-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, No Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 was $54,785,189. The market value calculation was determined using the closing sale price of the Registrant’s common stock on February 29, 2000, as reported on the New York Stock Exchange.

      The number of shares outstanding of the Registrant’s Common Stock as of February 29, 2000 was 50,786,986.

Documents Incorporated by Reference:

      Portions of the Registrant’s Proxy Statement (to be dated approximately March 28, 2000) are incorporated by reference into Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, of Part III.

PART I

Item 1.  Business

      National Processing, Inc. (“NPI”, the “Company” or “Registrant”), through its wholly owned operating subsidiary National Processing Company (“NPC”), operates three business segments — Merchant Services, Corporate Services and Travel Services. Merchant Services provides retailers and other merchants with credit and debit card authorization, capture, settlement, exception processing and other related services. Merchant Services represented approximately 67% of the Company’s revenue in 1999 and provided services to over 470,000 merchant locations throughout the United States, Canada, Puerto Rico, Mexico and the Caribbean. Corporate Services revenue is derived from corporate outsourcing, transaction processing and settlement services, as well as other customized processing solutions. Corporate Services represented approximately 22% of the Company’s revenues in 1999. Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and derives a substantial portion of its revenues from an exclusive contract with the Airlines Reporting Corporation (“ARC”). The Company is compensated on a “cost plus” basis under this contract. Travel Services represented approximately 11% of the Company’s revenue in 1999. During the second quarter of 1999, the Company sold its Check business line (formerly part of the Merchant Services segment) and also sold its Remittance, Payables and Freight business lines (all formerly part of the Corporate Services segment). The proceeds from the sales of these businesses totaled $62.6 million.

      The Company’s Corporate Services and Travel Services business segments have significant production operations in several international locations. The Company established its initial presence internationally with the opening of a processing facility in Juarez, Mexico in 1988. During 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company with operating facilities in Barbados and the Dominican Republic, and MRS Jamaica, Inc., a healthcare form processing company with operating facilities in Jamaica. As of December 31, 1999, international operations employed approximately 76% of the Company’s employees.

      NPI is an Ohio corporation that was formerly a wholly owned subsidiary of National City Corporation, an Ohio-headquartered bank holding company (“National City” or “NCC”). On August 9, 1996, NPI sold 7,475,000 shares of its common stock in an initial public offering and retained the net proceeds from the transaction to fund internal business development. NCC currently owns 88% of NPI’s outstanding common stock. NPI maintains operations, employees and contracts substantially independent of NCC’s other operating subsidiaries. NPI and NCC are parties to agreements pursuant to which NCC and its subsidiaries provide NPI, and NPI provides NCC and its subsidiaries, certain administrative support, operations, and processing services. NPI is also a party to a tax sharing agreement and a registration rights agreement with NCC.

Industry Overview

      The transaction processing industry has experienced strong volume growth in recent years, as acceptance and use of credit and debit cards have grown, and corporations have increasingly outsourced non-core administrative and financial functions in order to reduce costs, capitalize upon advances in technology, and enhance the quality and availability of management information. This growth has created considerable competition in the marketplace, which has resulted in additional focus on economies of scale. In addition to competition, the cost of advancing technology and customer demand for a broad product line have caused consolidation among transaction processing providers.

  Merchant Services Segment

      The merchant card processing industry provides retailers and other merchants with credit card authorization, capture, settlement, exception processing and other related services. These same services are often provided to merchants for debit and other card related transactions. The industry has enjoyed significant growth over the years due to wider merchant acceptance of credit and debit cards and increased consumer usage of these cards.

      NPC is the second largest provider of merchant card processing services in the United States. In 1999, NPC processed approximately 2.7 billion transactions (including approximately one out of every six Visa and MasterCard transactions in the U.S.) and settled approximately $116 billion in merchant card sales.

      The merchant card processing market is generally characterized by two segments of merchants consisting of large national merchants and small regional merchants. In 1997, the Company strategically expanded its card processing business through the acquisition of the common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc., an independent sales organization that specialized in selling credit and debit card processing services to regional merchants. In addition, on December 31, 1999, the Company further increased its market share of regional customers by acquiring a regional merchant processing portfolio from Heartland Payment Systems LLC. These acquisitions allowed NPC to diversify its customer base, enhance its risk management systems and, most importantly, significantly expand its distribution capabilities.

      Through approximately 250 direct sales representatives and 150 third party distribution relationships, the Company expanded its transaction volume and settlement volume by 29% and 21%, respectively, in 1999. The Company is well positioned to aggressively grow its national and regional customer portfolios through continued expansion of direct and third party distribution channels.

      Merchant Services’ current customer base consists of approximately 185,000 customers with over 470,000 locations, the vast majority of which are based in the United States with others located in Canada, Puerto Rico, Mexico and the Caribbean. In 1999, approximately 56% of merchant card processing revenues were contributed by regional merchants. In 1999, 1998 and 1997, merchant card processing represented approximately 92%, 78% and 71%, respectively, of total Merchant Services’ revenue.

      In the second quarter of 1999, the Company divested the Check business line so the Company could focus more closely on its core merchant card processing business. This business line comprised 8%, 22% and 29% of total Merchant Services revenue for 1999, 1998 and 1997, respectively.

      The Merchant Services’ market is extremely competitive, which results in pricing pressure and creates the need for continuous improvement in technology both to satisfy customer demands and to reduce operating costs. The costs to meet merchant requirements for improved service and satisfy the demand for additional technology-driven applications combined with the scale-driven nature of the industry have made it difficult for small scale transaction processors to remain competitive. As a result, the transaction processing industry will likely continue to undergo consolidation.

  Corporate Services Segment

      The business process outsourcing industry provides a variety of financial and administrative processing solutions to large corporate customers. These solutions often include financial settlement, image scanning, data capture, storage and retrieval, call center and valued added customer reporting. Growth in this industry has been driven by corporate America’s increased focus on core competencies, low unemployment rates in the United States and increased cost associated with U.S. based clerical positions.

      NPC’s Corporate Services segment currently focuses on three industries: Airlines, Financial Services and Healthcare Claim Processing Services. NPC provides image-scanning, data capture, and storage and retrieval services for major Airlines in the United States. NPC services the Financial Services industry by providing call center, application processing and other informational services for major credit card issuers and financial institutions. In addition, NPC provides various imaging and data capture services for other financial service companies, such as credit bureau agencies and brokerage firms. NPC also provides image scanning, data capture, and storage and retrieval for healthcare insurers as part of the Healthcare Claim Processing Services.

      In the second quarter of 1999, the Company divested the Remittance, Payables and Freight business lines so the Company could focus more closely on its core Outsourcing Services business lines. Collectively, the three business lines divested comprised 34%, 66% and 80% of total Corporate Services revenue for 1999, 1998 and 1997, respectively. Revenues from the retained business lines increased $12.5 million, or 25%, from 1998 to 1999.

      In order to remain cost competitive, the Company and many of its competitors have moved to international locations to reduce operating expenses. The Company has four international locations in the Caribbean and Mexico that serve the Corporate Services segment.

  Travel Services Segment

      The Company’s Travel Services segment derives the majority of its revenue as the exclusive provider of transaction processing and settlement services for all airline tickets sold through travel agencies across the United States. Approximately 53%, 76% and 76% of its revenue in 1999, 1998 and 1997 was derived from an exclusive long-term contract with the Airlines Reporting Corporation (“ARC”). The Company is compensated on a “cost plus” basis under the current ARC contract which expires in December 2005. ARC revenue for 1999 is lower as a percentage of total Travel Services revenue due to the acquisition of JBH Travel Audit, Inc., which audits commissions payable to travel agencies, and increased volumes in other business lines. The Travel Services segment also derives revenue from the processing of airline lift tickets and from Commission Express, which consolidates and processes commission payments to travel agencies from airlines, car rental companies, cruise lines, tour operators and hotels.

Regulation

      As a result of National City’s ownership in NPI and as long as National City has a controlling interest, NPI is subject to banking laws, regulations and orders (collectively, the “Banking Laws”). For example, NPI is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (“FRB”), one of the principal regulatory bodies having jurisdiction over National City. The FRB reviews acquisitions and new businesses to be engaged in by NPI, and the FRB’s written approval is required in order for NPI to consummate an acquisition. Pursuant to the Bank Holding Act, NPI shall not engage in any activity, or own, control, or have the power to vote more than 5% of any class of voting security of any company engaged in any activity (i) for which the Bank Holding Act requires a bank holding company to receive prior approval from the FRB without such approval having been obtained, or (ii) that would cause NPI or any affiliate of NPI to violate any regulation, administrative order, or court order made pursuant to the Bank Holding Act. If at any time it is determined that any activity conducted by NPI or any subsidiary does not comply with the requirements of the Bank Holding Act, NPI is required to take all reasonable steps to cease such activity, or to divest any ownership or control position. If National City is unable to obtain the necessary consent or approval for any business activity substantially different from those business activities NPI currently conducts, then NPI may not engage in any of those new business activities or proceed with the contemplated acquisition of a business that would engage in such new activities. NPI does not believe, however, that either the Banking Laws or the Bank Holding Act will impede the manner in which NPI intends to conduct its business or its product and service offerings, although there can be no assurance that the Banking Laws or Bank Holding Act will not have such an effect.

      Prior to the divestiture of the Check business line, the Company engaged in check guarantee and collection services. As such, the Company was subject to certain consumer collection laws, orders and regulations (collectively, “Consumer Laws”) and the laws of the various states in which such activities were conducted, which among other things: (i) required the Company to obtain and maintain certain licenses and qualifications; (ii) limited the fees and other charges the Company was allowed to charge; and (iii) required specified disclosures.

      The Company is also subject to various other federal, state, local and foreign laws, orders and regulations applicable to the Company’s operations in the jurisdictions where it conducts business. Where applicable, regulators and other persons are authorized to seek remedies against entities such as the Company for violations of such laws, including the Consumer Laws.

      Through National City Bank of Kentucky, which serves as a member bank for the Company, the Company is registered with VISA® and MasterCard® as a certified processor and member service provider. As a result, the Company must adhere to the standards of the VISA® and MasterCard® credit card associations or else risk suspension or termination of its designation and/or status. There can be no assurance that

(i) VISA® and MasterCard® will maintain the Company’s registrations; (ii) the current VISA® and MasterCard® rules allowing the Company and other non-bank transaction processors to market and provide transaction processing services will remain in effect; or (iii) VISA® and MasterCard® will continue to interpret their rules as they have done in the past, which may have an impact on the Company’s business operations.

Employees

      As of December 31, 1999, the Company and its subsidiaries had approximately 7,900 full-time and 200 part-time employees.

Seasonality

      The Company experiences seasonality in its businesses, particularly in its Merchant Services and Travel Services segments. The Company typically realizes higher revenues in the third and fourth calendar quarters and lower revenues in the first calendar quarter, reflecting increased transaction volumes and travel in the summer and holiday months and decreased transaction volume during the quarter immediately following the holiday season.

Financial Information About Segments and Geographic Areas

      This data is presented in Note N of the Consolidated Financial Statements.

Item 2.  Properties

      The Company leases its processing facility in Louisville, Kentucky, consisting of approximately 223,000 square feet, from National City Bank of Kentucky, a wholly owned subsidiary of National City. (See Transactions with Affiliates, Note F to Consolidated Financial Statements). The Company’s lease for the Louisville processing facility expires on February 28, 2019. The Company’s Juarez operation owns and uses four properties totaling 225,000 square feet. The Company’s other processing facilities have varying lease expiration terms and range in size from 3,900 square feet to 75,000 square feet and are located throughout the United States, Barbados, Dominican Republic, Jamaica, Mexico and Fiji. The Company’s 28 marketing and sales offices have varying lease expiration terms and range in size from 100 square feet to 4,400 square feet and are located throughout the United States. All properties leased and owned by the Company are in good repair and suitable condition for the purposes for which they are used. The Company periodically reviews its space requirements to consolidate and dispose of or sublet facilities which are no longer required in connection with its businesses and to acquire new space to meet the needs of its businesses.

Item 3.  Legal Proceedings

      Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, in the opinion of management, is expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock is traded on the New York Stock Exchange under the symbol NAP. The common stock has been quoted on the New York Stock Exchange since August 9, 1996, the date of the initial public offering of the Company’s common stock. The quarterly high and low closing price and the final day’s closing price of the Company’s common stock for each of the quarterly periods in 1999 and 1998 were:

	High	Low	Close

Year Ended December 31, 1999

First Quarter	$6.625	$4.500	$4.500

Second Quarter	10.250	4.375	10.125

Third Quarter	10.563	8.375	9.000

Fourth Quarter	9.188	7.813	8.875

Year Ended December 31, 1998

First Quarter	$12.500	$9.750	$12.375

Second Quarter	12.938	9.500	10.688

Third Quarter	11.313	6.563	6.750

Fourth Quarter	7.063	5.438	5.500

      The number of holders of record of the Company’s common stock as of February 29, 2000 was 81. The Company believes it has significantly more than 81 beneficial holders of its common stock.

      The Company has never declared or paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The declaration and payment of cash dividends on the Company’s common stock is at the discretion of the Company’s Board of Directors and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, borrowing covenants and other factors deemed relevant.

      The name and address of the Company’s common stock transfer agent and registrar is National City Bank, Corporate Trust Operations, Department 5352, P.O. Box 92301, Cleveland, Ohio, 44193-0900 (1-800-622-6757).

      Investors or analysts requiring further information should contact either of the following:

Thomas A. Richlovsky Investor Relations Department 2101 P.O. Box 5756 Cleveland, OH 44101-0756 (216) 575-2126	David E. Fountain Chief Financial Officer 1231 Durrett Lane Louisville, KY 40213-2008 (502) 315-3311

Item 6.  Selected Financial Data

      The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year Ended December 31,

	1999	1998	1997	1996	1995

	(in millions, except per share data)

Income Statement Data:(1)

Revenue	$431.0	$483.2	$405.7	$373.7	$339.3

Net Income (Loss) (2)	(37.4)	15.3	21.1	31.4	25.8

Basic and Diluted Net Income (Loss) per Common Share(3)	(0.74)	0.30	0.42	0.68	0.60

Average Shares Outstanding-Diluted(3)	50.7	50.7	50.7	46.1	43.1

Balance Sheet Data: (1)

Working Capital	$124.4	$72.4	$79.3	$178.8	$64.1

Goodwill	88.4	171.5	170.3	70.6	72.6

Total Assets	429.2	512.4	523.3	418.6	281.3

Long-Term Obligations	6.0	8.7	8.1	4.5	4.5

Total Liabilities	112.8	159.7	186.4	102.9	107.3

Shareholders’ Equity	316.4	352.7	336.8	315.7	174.0

(1)	This information includes the impact of the following acquisitions during the periods presented: in December 1995, the Company acquired the remittance processing business of First Data Resources, Inc.; on February 4, 1997, the Company acquired NTA, Inc. a freight payment processing company; on June 18, 1997, the Company acquired the operating assets and liabilities of InTraCon, Inc., a freight payment processing company; on June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company; on September 30, 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company; on October 24, 1997, the Company acquired 79.6% of the outstanding shares of FA Holdings, Inc., a debit and credit card processor (the Company acquired the remaining outstanding shares of FA Holdings, Inc. on January 2, 1998); on January 15, 1998, the Company acquired JBH Travel Audit Inc., a company which audits commissions payable to travel agencies. On December 31, 1999, the Company acquired a regional merchant processing portfolio from Heartland Payment Systems LLC. These transactions were accounted for as purchases; accordingly, the results of operations are included in the consolidated statements of operations from the respective acquisition dates.

Effective April 1, 1999, the Company sold its Freight and Payables business lines. Effective June 1, 1999, the Company sold its Check and Remittance business lines.

(2)	Included in net income are certain non-recurring items summarized as follows: for 1999, $71.7 million (also $71.7 million after-tax) of impairment, restructuring and related expenses; for 1998, $1.4 million ($0.8 million after-tax) of net gains related to contract terminations; for 1997, $13.3 million ($8.1 million after-tax) of impairment, restructuring and related expenses; for 1996, $3.9 million ($2.3 million after-tax) of gain related to a contract termination. There were no non-recurring items in 1995.

(3)	Net income per share for 1995 has been calculated based on 43.1 million shares outstanding which reflects the retroactive effect of the 57,465.67 to one stock split effective June 6, 1996.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Components of Revenue and Expenses

      Revenue. The Company’s Merchant Services revenue is primarily derived from fees paid by merchants for the authorization and settlement of credit and debit card transactions. Revenue is recorded net of interchange fees charged by the credit card associations as such costs are not controlled by the Company. Corporate Services revenue is derived from corporate outsourcing, transaction processing and settlement services, as well as other customized processing solutions. Travel Services revenue is derived largely from an exclusive long-term contract with ARC under which the Company is compensated on a “cost plus” basis. Travel Services revenue is also derived from processing of airline lift tickets, consolidation and processing of commission payments, as well as from auditing commissions payable to travel agencies. A small portion of revenue is derived from earnings on cash balances, which are maintained by customers pursuant to contract terms. Revenue derived from services provided to affiliates is immaterial.

      Expenses. Operating expenses include all direct costs of providing services to customers including wages and other personnel expenses. The most significant components of operating expenses are assessment fees, authorization fees, data processing expenses, wages and benefits, and general and administrative expenses.

Results of Operations

      The Company’s operating results are presented below in the manner in which they are viewed by management. The Company divested certain business units during 1999 in order to focus on its core business lines. Accordingly, the segment results presented below for the comparison of 1999 to 1998 segregate the operating performance for the remaining core business lines versus those that were divested. The results of operations information presented below for the comparison of 1998 to 1997 have not been restated to segregate the results of the divested business units as the presentation for these results is consistent with how management viewed the businesses at such time. The segment profits for 1999, 1998 and 1997 as shown below exclude certain non-recurring items.

      The segment profits as presented herein differ from the operating profits presented in note N in the Consolidated Financial Statements due to the segregation of non-recurring items and divested businesses.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

	1999		1998		Change

		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

	(Dollars in thousands)

Revenue:

Merchant Services	$264,479	61%	$225,004	47%	$39,475	18%

Corporate Services	63,032	15	50,493	10	12,539	25

Travel Services	46,138	11	49,222	10	(3,084)	(6)

Total Core Revenue	373,649	87	324,719	67	48,930	15

Divested Business Lines	57,335	13	158,474	33	(101,139)	(64)

Total Revenue	430,984	100	483,193	100	(52,209)	(11)

Operating Expenses:

Merchant Services	226,394	86	202,752	90	23,642	12

Corporate Services	55,345	88	45,526	90	9,819	22

Travel Services	35,948	78	39,340	80	(3,392)	(9)

Core Operating Expenses	317,687	85	287,618	89	30,069	10

Divested Business Lines	57,576	100	165,065	104	(107,489)	(65)

Total Operating Expenses	375,263	87	452,683	94	(77,420)	(17)

Segment Profit (Loss):

Merchant Services	38,085	14	22,252	10	15,833	71

Corporate Services	7,687	12	4,967	10	2,720	55

Travel Services	10,190	22	9,882	20	308	3

Total Core Segment Profit	55,962	15	37,101	11	18,861	51

Divested Business Lines	(241)	—	(6,591)	(4)	6,350	96

Total Segment Profit	55,721	13	30,510	6	25,211	83

Other General and Administrative Expenses	8,226	2	7,746	2	480	6

Net Interest Income	(4,456)	(1)	(924)	—	3,532	382

Income Before Taxes and Non- Recurring Items	51,951	12	23,688	5	28,263	119

Non-Recurring Items:

Impairment, Restructuring and Related Expenses	(71,691)	(17)	—	—	(71,691)	NM

Gain on Customer Contract Termination, Net	—	—	1,400	—	(1,400)	NM

Income (Loss) Before Taxes	(19,740)	(5)	25,088	5	(44,828)	NM

Provision for Income Taxes	17,678	4	9,838	2	7,840	NM

Net Income (Loss)	$(37,418)	(9)	$15,250	3	$(52,668)	NM

NM — Not meaningful

	1999		1998		Change

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands, except per share amounts)

Excluding Non-Recurring Items:

Pre-Tax Income	$51,951	100%	$23,688	100%	$28,263	119%

Taxes	17,622	34	9,280	39	8,342	90

Net Income	$34,329	66	$14,408	61	$19,921	138

Per Share — Diluted	$.68		$.28		$.40	138

Non-Recurring Items:

Pre-Tax Income (Loss)	$(71,691)	100%	$1,400	100%	$(73,091)	NM

Taxes	56	—	558	40	(502)	NM

Net Income (Loss)	$(71,747)	100	$842	60	$(72,589)	NM

Per Share — Diluted	$(1.42)		$.02		$1.44	NM

Total:

Pre-Tax Income (Loss)	$(19,740)	NM	$25,088	100%	$(44,828)	NM

Taxes	17,678	NM	9,838	39	(7,840)	NM

Net Income (Loss)	$(37,418)	NM	$15,250	61	$(52,668)	NM

Per Share — Diluted	$(.74)		$.30		$(1.04)	NM

NM — Not meaningful

  Merchant Services

      Revenue for the core business lines increased 18% to $264.5 million from $225.0 million as a result of increased volumes, new customer accounts and improved pricing in the regional market. Operating expenses for the core business lines increased 12% to $226.4 million from $202.8 million primarily due to the customer base expansion and increased volumes. Operating margins as a percentage of revenue increased to 14% from 10% as a result of improved efficiencies and substantial operating leverage. Segment profits increased 71% to $38.1 million in 1999 from $22.3 million in 1998.

  Corporate Services

      Revenue for the core business lines increased 25% to $63.0 million from $50.5 million primarily as a result of new customer relationships and strong volume growth in the Healthcare Claim Processing Services business line. Operating expenses for the core business lines increased 22% to $55.3 million from $45.5 million due primarily to the increase in new customer relationships. Operating expenses as a percentage of revenue decreased to 88% from 90% as a result of improved productivity and other cost saving initiatives that were implemented in early 1999 combined with improved operating leverage in the Healthcare Claim Processing Services business line. As a result, segment profit increased 55% to $7.7 million in 1999 from $5.0 million in 1998.

  Travel Services

      Revenue decreased 6% to $46.1 million from $49.2 million as a result of decreased volumes related to the processing contract with ARC offset by increases in other business lines. The decline in revenue was caused by the continuing conversion from paper to electronic reporting which decreased the need for the Company’s data capture services. The Company is compensated by ARC on a cost-plus basis. Operating expenses for the overall segment decreased 9% to $35.9 million from $39.3 million. Segment profit increased 3% to $10.2 million in 1999 from $9.9 million in 1998 due to the change in business mix and strong growth in the Commission Express business line.

  Other General and Administrative Expense

      Other general and administrative expenses are comprised of corporate charges that are not included in the determination of segment profit (loss) for the various business lines. These expenses increased $0.5 million, or 6%, to $8.2 million in 1999 from $7.7 in 1998 due principally to increases in information technology expenses as well as advisory and legal fees associated with the offer by NCC to purchase all outstanding shares of NPI not owned by NCC. This offer later expired and no shares were purchased. These increases were offset by reductions in other corporate expenses as a result of cost reduction efforts.

  Divested Business Lines

      Divested business lines are comprised of the Remittance, Payables, Freight (all formerly part of the Corporate Services segment) and Check (formerly part of the Merchant Services segment) business lines that were sold by the Company in the second quarter of 1999. Revenue and operating expenses for divested business lines decreased 64% and 65%, respectively. The decreases were due to the Company selling these business units during 1999. Thus the results for these business lines were only included for a portion of 1999 versus being included for the entire year of 1998. Segment loss for the divested business lines was $0.2 million in 1999 versus $6.6 million in 1998.

  Net Interest Income

      Net interest income increased to $4.5 million from $0.9 million due to the increased level of cash and investments during 1999 compared to 1998. The increased levels of cash and investments were due primarily to the receipt of sale proceeds from the business lines that were divested in the second quarter of 1999 as well as internal cash flow, primarily generated from the Merchant Services segment.

  Non-Recurring Items

      During 1999, the Company recorded restructuring charges of $2.2 million, including $1.9 for severance expense for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s operating facilities which have been or are in the process of being closed and consolidated into the Company’s other current facilities. The charges decreased 1999 net income and earnings per share by $1.8 million and $0.04, respectively. At December 31, 1999, the remaining liability was $0.9 million and related primarily to future severance payments for approximately 200 remaining employees.

      During 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded pre-tax impairment losses and related expenses of $69.5 million related to the sale and wind-down of these business lines. The charges decreased 1999 net income and earnings per share by $69.9 million and $1.38, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. At December 31, 1999, the Company had $3.9 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments, future rent subsidies and future processing subsidies. For 1999 and 1998, these divested business units had revenue of $57.3 million and $158.5 million, respectively. Segment profit (loss) for these business units were $(0.2) million and $(6.6) million in 1999 and 1998, respectively.

      The year ended December 31, 1998 includes a net gain from contract terminations in the amount of $1.4 million. This net gain is comprised of a $4.0 million one-time settlement fee related to the cancellation of a merchant card processing contract, partially offset by a $2.6 million loss recorded for the write-off of internally developed software and related costs following the cancellation of a third-party customer contract in the Freight business line. The net gain increased 1998 net income and earnings per share by $0.8 million and $0.02, respectively.

  Provision for Income Taxes

      Excluding the impact of non-recurring items, the effective tax rate was 34% for 1999 compared to 39% for 1998. The decrease was due primarily to increases in foreign income in 1999, which was taxed at lower rates. The overall effective tax rate, inclusive of the restructuring charges and impairment loss, was higher in 1999 due to the write-off of $65.7 million of non-deductible goodwill related to the divested business lines.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

	1998		1997		Change

		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

	(Dollars In thousands)

Revenue:

Merchant Services	$287,394	60%	$233,550	58%	$53,844	23

Corporate Services	146,562	30	126,377	31	20,185	16

Travel Services	49,237	10	45,734	11	3,503	8

Total Revenue	483,193	100	405,661	100	77,532	19

Operating Expenses:

Merchant Services	261,952	91	207,118	89	54,834	26

Corporate Services	151,376	103	109,757	87	41,619	38

Travel Services	39,355	80	36,756	80	2,599	7

Total Operating Expenses	452,683	94	353,631	87	99,052	28

Segment Profit (Loss):

Merchant Services	25,442	9	26,432	11	(990)	(4)

Corporate Services	(4,814)	(3)	16,620	13	(21,434)	(129)

Travel Services	9,882	20	8,978	20	904	10

Total Segment Profit	30,510	6	52,030	13	(21,520)	(41)

Other General and Administrative Expenses	7,746	2	9,870	2	(2,124)	(22)

Net Interest Income	(924)	—	(4,001)	(1)	(3,077)	(77)

Income Before Taxes and Non-Recurring Items	23,688	5	46,161	11	(22,473)	(49)

Non-Recurring Items:

Impairment, Restructuring and Related Expenses	—	—	(13,340)	(3)	13,340	NM

Gain on Customer Contract Termination, Net	1,400	—	—	—	1,400	NM

Income Before Taxes	25,088	5	32,821	8	(7,733)	(24)

Provision for Income Taxes	9,838	2	11,694	3	(1,856)	(16)

Net Income	$15,250	3	$21,127	5	$(5,877)	(28)

NM — Not meaningful

	1998		1997		Change

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands, except per share amounts)

Excluding Non-Recurring Items:

Pre-Tax Income	$23,688	100%	$46,161	100%	$(22,473)	(49)%

Taxes	9,280	39	16,894	37	(7,614)	(45)

Net Income	$14,408	61	$29,267	63	$(14,859)	(51)

Per Share — Diluted	$.28		$.58		$(.30)	138

Non-Recurring Items:

Pre-Tax Income (Loss)	$1,400	100%	$(13,340)	100%	$14,740	NM

Taxes	558	40	(5,200)	39	5,758	NM

Net Income (Loss)	$842	60	$(8,140)	61	$8,982	NM

Per Share — Diluted	$.02		$(.16)		$.18	NM

Total:

Pre-Tax Income (Loss)	$25,088	100%	$32,821	100%	$(7,733)	(24)%

Taxes	9,838	39	11,694	36	(1,856)	(16)

Net Income (Loss)	$15,250	61	$21,127	64	$(5,877)	(28)

Per Share — Diluted	$.30		$.42		$(.12)	(28)

NM — Not meaningful

  Merchant Services

      Revenue increased $53.8 million or 23%, to $287.4 million from $233.6 million. This increase was due to merchant card revenue increases of $37.7 million from the FA Holdings acquisition and additional increases in existing merchant card operations, partially offset by lower merchant check revenue from the termination and re-pricing of certain customer contracts. Operating expenses increased 26% to $262.0 million from $207.1 million due primarily to increased volumes and expanded sales distribution channels, information technology costs and customer service costs. Operating expenses as a percentage of revenue increased to 91% from 89%. As a result, segment profit decreased by 4% to $25.4 million from $26.4 million.

  Corporate Services

      Revenue increased by 16% to $146.6 million from $126.4 million due primarily to the acquisitions made by the Company in 1997 and 1998. Operating expenses increased 38% to $151.4 million from $109.8 million. Operating expenses as a percentage of revenue increased to 103% from 87%. The increases in operating expenses and operating expenses as a percentage of revenue were a result of increased volumes and increased operating expenses in the remittance operations due to a $5.2 million charge for research adjustments and $2.4 million in additional expenses due to delays in converting to new imaging technology. As a result, segment profit (loss) was ($4.8) million in 1998 versus $16.6 million in 1997.

  Travel Services

      Revenue increased 8% to $49.2 million from $45.7 million primarily due to the January 1998 acquisition of JBH Travel Audit, Inc. Operating expenses increased 7% to $39.4 million from $36.8 million as a result of this acquisition. Operating expenses as a percentage of revenue were 80% for both years. As a result, segment profit increased 10% to $9.9 million from $9.0 million.

  Other General and Administrative Expense

      Other general and administrative expenses are comprised of corporate charges that are not included in the determination of segment profit for the various business lines. These expenses decreased $2.1 million in 1998, or 22%, to $7.7 million from $9.9 million in 1997. This decrease resulted principally from decreases in corporate overhead that were achieved as a result of the December 1997 corporate reorganization.

  Net Interest Income

      Net interest income decreased to $0.9 million from $4.0 million. This decrease resulted from reduced investment balances reflecting the cash used for the 1997 and 1998 acquisitions.

  Non-Recurring Items

      The year 1998 includes a net gain from contract terminations in the amount of $1.4 million. This net gain is comprised of a $4.0 million one-time settlement fee related to the cancellation of a merchant card processing contract, partially offset by a $2.6 million loss recorded for the write-off of internally developed software and related costs following the cancellation of a customer contract in the Freight business line. This net gain increased 1998 net income and earnings per share by $0.8 million and $0.02, respectively.

      In March 1997, the Company recorded expenses of $6.3 million, including $5.1 million for severance expense for approximately 79 employees, and $1.2 million for other costs related to organizational restructuring. In December 1997, the Company recorded expenses of $7.0 million following the acquisition of FA Holdings, Inc. The expenses resulted principally from the write-off of certain fixed assets (totaling $5.5 million) related to several of the Company’s facilities which were closed and consolidated into the Company’s other current facilities. The charges decreased 1997 net income and earnings per share by approximately $8.1 million and $0.16, respectively.

  Provision for Income Taxes

      The provision for income taxes for 1998 was $9.8 million compared to $11.7 million in 1997. The decrease resulted from the decrease in income before taxes of $7.7 million to $25.1 million. Additionally, the 1997 effective tax rate of 36% was lower than the 1998 rate of 39% due to a significant increase in non-tax deductible goodwill amortization in 1998 resulting from 1997 and 1998 business acquisitions and due to non-taxable interest income from investments in 1997.

Liquidity and Capital Resources

      The Company’s primary uses of capital resources include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts for computer systems hardware and software, scanning and other document processing equipment, as well as buildings and leasehold improvements to the Juarez, Mexico and Louisville, Kentucky operation facilities. During 1999, the Company’s capital expenditures totaled $16.9 million. Such expenditures were principally financed from operating cash flow, which for 1999 totaled $60.6 million. Capital expenditures for 1998 were $42.5 million. Operating cash flow for 1998 was $44.6 million. The Company expects capital expenditures for 2000 to be approximately $14.0 million principally to enhance merchant card processing capabilities.

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

      The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors that are shown on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled $22.2 million and $91.5 million as of December 31, 1999 and 1998, respectively. The decrease from 1998 to

1999 was due to the divestiture of the Freight business line, which previously held the majority of the restricted cash balances.

Year 2000

      During 1999, management completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition problems in computer systems, software and other operating equipment, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the Company has successfully managed the transition.

      Although considered unlikely, unanticipated problems in the Company’s core business processes, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur. Management will continue to monitor all business processes, including interaction with the Company’s customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

      Through 1999, the cost of the Year 2000 project totaled approximately $9.0 million. Approximately 20% of these costs related to internal personnel working on the project and certain capitalizable costs related to replacing non-compliant hardware and software. During 1999 costs associated with the project totaled approximately $4.3 million. Final project costs of approximately $0.1 million are expected to be incurred in 2000 for ongoing monitoring and support activities.

Forward Looking Statements

      In Item 1, the sections entitled Industry Overview, Merchant Services Segment, Corporate Services Segment, Travel Services Segment and Regulation, Item 2 entitled Properties, Item 3 entitled Legal Proceedings, Item 5 entitled Market for the Registrant’s Common Equity and Related Shareholder Matters, Item 7, the sections entitled Liquidity and Capital Resources and Year 2000, and Item 7A entitled Quantitative and Qualitative Disclosure About Market Risk, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve risks and uncertainties, including changes in general economic conditions, the Company’s ability to execute its business plans and the ability of third parties to effectively address their Year 2000 issues. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  Derivative Instruments

      The Company does not use derivative instruments.

  Market Risk of Financial Instruments

      NPC’s primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. At December 31, 1999, the Company had cash, short-term investments and restricted deposits on which interest income is earned. At December 31, 1999, the Company did not have any liabilities that were sensitive to interest rate changes. Future changes in interest rates would impact the Company’s earnings; however, management does not believe the changes would be significant.

Item 8.  Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements at Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers

      The Executive Officers of the Company as of February 29, 2000 were as follows:

Name	Age	Position

Thomas A. Wimsett	36	President and Chief Executive Officer
Mark D. Pyke	39	Executive Vice President — Merchant Services
Steven T. Pedersen	43	Executive Vice President — Corporate Outsourcing
Norman M. Martin	56	Executive Vice President — Merchant Services Product Management
David E. Fountain	39	Senior Vice President — Chief Financial Officer

      Executive officers will serve until his successor is chosen and qualified. There is no family relationship between any of the executive officers.

      Mr. Wimsett was appointed as President and Chief Executive Officer in September 1999. Prior to that time, he was an Executive Vice President of NPC’s Merchant Services Division from 1997 to 1999 and an Executive Vice President of NPC’s Check Services Division from 1995 to 1997.

      Mr. Pyke was appointed as Executive Vice President — Merchant Services in October 1999 and was a Senior Vice President of the Merchant Services Division since 1998. Mr. Pyke held a variety of management positions in NPC’s Merchant Services Division from 1996 to 1998. Prior to joining NPC, Mr. Pyke was Vice President of Risk Management with NaBanco, a merchant credit card processing subsidiary of First Data Corporation from 1995 to 1996.

      Mr. Pedersen was appointed Executive Vice President — Corporate Outsourcing in March 1999. Prior to that time, he was a Senior Vice President of the Imaging Services business since 1994.

      Mr. Martin joined the Company in January 2000 as Executive Vice President — Merchant Services Product Management. Mr. Martin previously served as President of Client Merchant Services for First Data Corporation from 1997 to 1998 and was an Executive Vice President for First Data Corporation from 1995 to 1997.

      Mr. Fountain was appointed as Chief Financial Officer in October 1999. Mr. Fountain previously served as Senior Vice President — Operations Accounting since 1998 prior to being named interim Chief Financial Officer in July 1999. Mr. Fountain held a variety of financial management positions with NPC from 1996 to 1998. Prior to joining NPC, Mr. Fountain worked as a consultant in 1995. From 1983 to 1995, Mr. Fountain held various financial management positions in the credit card industry.

      The other information required by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2000.

Item 11.  Executive Compensation

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2000.

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements

2.  Financial Statement Schedules

      Omitted due to inapplicability or because the required information is immaterial to the Company’s consolidated financial statements.

3.  Exhibits

      The index of exhibits has been filed as separate pages of the 1999 Form 10-K and is available to shareholders on request from the Secretary of the Company at the principal executive offices. Copies of the exhibits may be obtained at a cost of 30 cents per page.

(b)  Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2000.

NATIONAL PROCESSING, INC.

By:	/s/ DAVID E. FOUNTAIN

Senior Vice President and Chief
Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. WIMSETT Thomas A. Wimsett	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2000
/s/ DAVID E. FOUNTAIN David E. Fountain	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 23, 2000
/s/ JAMES R. BELL, III James R. Bell, III	Director	March 23, 2000	*
/s/ ROBERT G. SIEFERS Robert G. Siefers	Director	March 23, 2000	*
/s/ JEFFREY D. KELLY Jeffrey D. Kelly	Director	March 23, 2000	*
Aureliano Gonzalez-Baz	Director	March 23, 2000
Christos M. Cotsakos	Director	March 23, 2000
Preston B. Heller, Jr.	Director	March 23, 2000
/s/ JON L. GORNEY Jon L. Gorney	Director	March 23, 2000	*
/s/ J. ARMANDO RAMIREZ J. Armando Ramirez	Director	March 23, 2000	*

*	The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 1999 pursuant to the Power of Attorney executed by the above named Directors of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By:	/s/ CARLTON E. LANGER

Carlton E. Langer
As Attorney-in-Fact

(This page intentionally left blank)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders

National Processing, Inc.

      We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio

/s/ Ernst & Young LLP
January 20, 2000

NATIONAL PROCESSING, INC.

Consolidated Balance Sheets

	December 31,

	1999	1998

	(Dollars in thousands)
Assets

Current assets:

Cash and cash equivalents	$32,042	$7,254

Securities available for sale	60,000	—

Accounts receivable-trade	104,486	104,759

Restricted deposits-customer funds	22,177	91,484

Deferred tax assets	812	3,688

Other current assets	11,743	16,335

Total current assets	231,260	223,520

Property and equipment:

Furniture and equipment	81,439	116,420

Building and leasehold improvements	21,006	23,843

Software	18,027	23,537

Property leased from affiliate	4,173	4,173

Land and improvements	2,851	2,828

	127,496	170,801

Accumulated depreciation and amortization	62,408	82,680

	65,088	88,121

Other assets:

Goodwill, net of accumulated amortization of $5,040 in 1999, $14,202 in 1998	88,431	171,489

Other intangible assets	30,998	18,255

Deferred tax assets	3,698	2,764

Other assets	9,739	8,284

Total other assets	132,866	200,792

Total assets	$429,214	$512,433

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Balance Sheets

	December 31,

	1999	1998

	(Dollars in thousands)
Liabilities and shareholders’ equity

Current liabilities:

Restricted deposits-customer funds	$22,177	$91,484

Accounts payable-trade	12,262	3,075

Accrued bankcard assessments	20,122	17,753

Income tax payable to NCC	16,318	4,376

Other accrued liabilities	35,963	34,419

Total current liabilities	106,842	151,107

Obligation under property leased from affiliate	2,123	2,264

Other long-term liabilities	796	796

Deferred tax liabilities	3,047	5,607

Total liabilities	112,808	159,774

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, without par value; 95,000,000 shares authorized; 50,785,652 and 50,644,651 shares issued and outstanding in 1999 and 1998, respectively	1	1

Contributed capital	176,964	175,799

Retained earnings	139,441	176,859

Total shareholders’ equity	316,406	352,659

Total liabilities and shareholders’ equity	$429,214	$512,433

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Operations

	Year Ended December 31,

	1999	1998	1997

	(In thousands, except per share amounts)

Revenue	$430,984	$483,193	$405,661

Operating expenses	216,641	241,078	193,352

Wages and other personnel expenses	92,601	126,970	101,573

General and administrative expenses	52,197	65,614	50,750

Depreciation and amortization	22,050	26,767	17,826

Impairment, restructuring and related expenses	71,691	—	13,340

Gain on customer contract termination, net	—	(1,400)	—

Operating profit (loss)	(24,196)	24,164	28,820

Net interest income	4,456	924	4,001

Income (loss) before provision for income taxes	(19,740)	25,088	32,821

Provision for income taxes	17,678	9,838	11,694

Net income (loss)	$(37,418)	$15,250	$21,127

Basic and diluted net income (loss) per common share	$(0.74)	$0.30	$0.42

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Common	Contributed	Retained
	Stock	Capital	Earnings	Total

	(Dollars in thousands)

Balance at January 1, 1997	$1	$175,215	$140,482	$315,698

Net income	—	—	21,127	21,127

Balance at December 31, 1997	1	175,215	161,609	336,825

Net income	—	—	15,250	15,250

Stock options exercised	—	584	—	584

Balance at December 31, 1998	1	175,799	176,859	352,659

Net loss	—	—	(37,418)	(37,418)

Stock options exercised	—	1,165	—	1,165

Balance at December 31, 1999	$1	$176,964	$139,441	$316,406

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,

	1999	1998	1997

	(In thousands)

Operating activities

Net income (loss)	$(37,418)	$15,250	$21,127

Items not requiring cash currently:

Depreciation and amortization	22,050	26,767	17,826

Impairment, restructuring and related expenses	58,214	—	10,552

Deferred income taxes	(618)	6,287	(3,803)

Loss on disposition of assets	740	2,430	—

Changes in current assets and liabilities:

Accounts receivable-trade	(8,858)	629	(4,590)

Accounts payable-trade	9,187	(2,245)	(4,694)

Accrued bankcard assessments	2,369	(2,053)	2,588

Income taxes payable/receivable-NCC	11,942	(1,131)	3,597

Other current assets/liabilities	2,788	(2,323)	(4,732)

Other, net	213	998	(3,252)

Net cash provided by operating activities	60,609	44,609	34,619

Investing activities

Capital expenditures	(16,931)	(42,469)	(28,286)

Proceeds from sales of fixed assets	532	—	—

Purchases of securities available for sale	(100,000)	—	(444,422)

Proceeds from sales and maturities of securities available for sale	40,000	—	566,859

Proceeds from sales of business lines	62,554	—	—

Other investing activities	(23,000)	(34,118)	(91,881)

Net cash provided by (used for) investing activities	(36,845)	(76,587)	2,270

Financing activities

Payment of note payable	—	(1,100)	—

Principal payments under property leased from affiliate	(141)	(327)	(144)

Exercise of stock options	1,165	584	—

Net cash provided by (used for) financing activities	1,024	(843)	(144)

Net increase (decrease) in cash and cash equivalents	24,788	(32,821)	36,745

Cash and cash equivalents, beginning of period	7,254	40,075	3,330

Cash and cash equivalents, end of period	$32,042	$7,254	$40,075

Supplemental Cash Flow Information:

Taxes paid to NCC	$5,057	$5,197	$14,358

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements

A.  Organization and Business

  Organization

      National Processing, Inc. and subsidiaries (the “Company”) (a majority owned subsidiary of National City Corporation (“NCC”), a bank holding company headquartered in Cleveland, Ohio) became the owner of all of the outstanding shares of National Processing Company (“NPC”) on June 5, 1996. In connection with its organization, the Company issued 43,100,000 shares of common stock (after giving retroactive effect to the 57,465.67 to 1 stock split which was effective June 6, 1996) to NCC, and NCC contributed the common stock of NPC (then a wholly owned subsidiary of NCC) to the Company. Since both the Company and NPC are subsidiaries of NCC, this transfer of assets was accounted for on the basis of historical cost. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions are eliminated in consolidation.

      In August 1996, the Company sold 7,475,000 shares of its common stock in an initial public offering at a price of $16.50 per share. Following the initial public offering, NCC owned 85% of the Company’s outstanding common stock. In May 1997, NCC purchased 1,265,000 shares of the Company’s common stock in the open market and currently owns approximately 88% of the Company’s outstanding common stock.

      The Company and NCC are parties to a Registration Rights Agreement whereby NCC has the right to require the Company to use its best efforts to register under the Securities Act of 1933, as amended, all or a portion of the issued and outstanding common stock held by NCC. NCC also has the right to participate, or “piggy-back”, in equity offerings initiated by the Company, subject to reduction of the size of the offering on the advice of the managing underwriter.

  Business

      The Company operates three business segments—Merchant Services, Corporate Services and Travel Services. Merchant Services authorizes, processes and settles credit and debit card transactions for a variety of merchants. Merchant Services represented approximately 67% of the Company’s revenues in 1999 and provided services to over 470,000 merchant locations. Revenue from Corporate Services is derived from corporate outsourcing, transaction processing and settlement services, as well as other customized processing solutions. Corporate Services represented approximately 22% of the Company’s revenue in 1999. Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and derives a substantial portion of its revenues from an exclusive contract with the Airlines Reporting Corporation (“ARC”). The Company is compensated on a “cost plus” basis under this contract. Travel Services represented approximately 11% of the Company’s revenue in 1999.

      During the second quarter of 1999, the Company sold its Check business line (formerly part of the Merchant Services segment) and also sold its Remittance, Payables and Freight business lines (all formerly part of the Corporate Services segment). The proceeds from the sale of these businesses totaled $62.6 million.

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

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

  Revenue Recognition

      The Company recognizes as revenue the amounts charged by its various businesses for processing activities at the time services are rendered. Revenues are recorded net of interchange fees charged by the credit card associations as such costs are not controlled by the Company.

  Cash, Cash Equivalents and Securities Available for Sale

      Cash equivalents consist of highly liquid bank overnight repurchase agreements, which are readily convertible to cash. Securities available for sale are short-term marketable securities which are stated at cost which approximates fair value.

  Financial Instruments

      The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, restricted deposits, accounts payable, merchants payable, and payables to affiliates. The carrying values of these financial instruments approximate their fair values.

  Restricted Deposits — Customer Funds

      The Company regularly receives funds, as part of the settlement process, in advance of the related disbursement. Such monies are set aside in restricted accounts and a liability is recorded for an equal and offsetting amount. As such, customer funds are not eligible for use by the Company in its operations other than to pay related liabilities. Customer funds are invested in highly liquid, investment grade interest bearing securities. Investment of customer funds in equity securities is prohibited by the Company’s investment guidelines established by the Board of Directors.

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

Furniture and equipment	3 to 10 years

Building and leasehold improvements	5 to 40 years

Software	3 to 5 years

Property leased from affiliates	35 years

Land improvements	15 years

      Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized in income. Depreciation expense (including depreciation expense on property leased from affiliates) was $15.8 million, $18.3 million and $14.2 million in 1999, 1998 and 1997, respectively.

      The Company capitalizes certain costs incurred to develop or obtain internal-use software. For purposes of amortization and impairment, capitalized costs are treated in the same manner as other long-lived assets. To be considered as internal-use software, the software is either acquired, internally developed, or modified solely to meet the Company’s internal needs with no plans to market the software externally. Project costs that are considered research and development costs are expensed as incurred. Capitalized software development and purchased software costs are reported at unamortized cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated life of the software, not to

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

exceed five years. For 1999, 1998 and 1997, capitalized software amortization totaled $0.8 million, $0.8 million and $1.3 million, respectively.

  Acquired Merchant Portfolios

      Acquired merchant portfolios represent costs allocated to customer contracts acquired through acquisitions. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years and are included in other intangible assets in the accompanying balance sheets.

  Deferred Contract Costs

      Other assets include $1.6 million and $2.1 million of deferred contract costs at December 31, 1999 and 1998, respectively. Deferred contract costs primarily represent costs incurred to acquire or renew customer contracts.

      These costs are amortized on a straight-line basis over the life of the customer contract. Recoverability of these costs is assessed on an ongoing basis and write-downs to net realizable value are recorded as necessary.

  Goodwill

      Operations of companies acquired in purchase transactions are included in the consolidated statements of operations from the respective acquisition dates. The excess of the purchase price over the net assets acquired (goodwill) is amortized on a straight-line basis over 40 years.

  Asset Impairment

      Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of . The provisions of this statement establish when an impairment loss is recognized and how it is measured.

  Accrued Bankcard Assessments

      The liability to the MasterCard® and VISA® organizations originating from the Company’s agreements with these agencies, as an authorized processor, is accrued and settled on a monthly and quarterly basis, respectively. The Company recovers these assessment charges through various contractual arrangements with its customers.

  Income Taxes

      The Company is included in the consolidated federal income tax return of NCC. NCC allocates income taxes to its subsidiaries on a separate return basis.

  Comprehensive Income

      The Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting the components of comprehensive income. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders’ equity and bypass net income. Differences between the Company’s net income and its comprehensive income in 1999, 1998 and 1997 are insignificant.

  Reclassifications

      Certain prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

C.  Recent Accounting Pronouncement

  Internal Use Software

      In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Internal Use Software. This statement requires the capitalization of costs to acquire or develop internal use software after certain conditions are met. This statement was adopted by the Company on January 1, 1999 and did not significantly impact the financial position or results of operations of the Company.

D.  Acquisitions

  Acquisition of F.A. Holdings, Inc.

      On October 24, 1997, the Company acquired 79.6% of the outstanding common stock of FA Holdings, Inc., the sole owner of Financial Alliance Processing Services, Inc. (“Financial Alliance”), for $67.2 million. Financial Alliance was an independent sales organization specializing in selling credit and debit card processing services to regional merchants. The Company acquired the remaining 20.4% of the common stock for $26.8 million in January 1998. The acquisition, which was accounted for as a purchase, increased the Company’s goodwill by approximately $74 million which is being amortized over 40 years. The results of operations of Financial Alliance have been included in the consolidated financial statements since the date of its acquisition.

      The following unaudited pro forma information gives effect to the Financial Alliance acquisition as if it occurred January 1, 1997 (in thousands, except per share amounts).

Year Ended
December 31
1997

Revenues	$432,325

Income before income taxes	32,733

Net income	19,364

Basic and diluted net income per common share	$0.38

      The pro forma results include the effect of all material adjustments related to the acquisition and have been prepared using calculations based upon assumptions deemed reasonable by the Company. The pro forma information is presented for informational purposes only and is not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 1997, nor are they necessarily indicative of future results.

  Acquisition of NTA, InTraCon, MRS Jamaica and Caribbean Data Services

      On February 4, 1997, the Company acquired all of the outstanding shares of NTA, Inc., a freight payment processing company. On June 19, 1997, the Company acquired the operating assets and liabilities of InTraCon, Inc., a freight payment processing company. On June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare form processing company. On September 30, 1997, the Company acquired all of the outstanding shares of Caribbean Data Services, Ltd., a data processing company. The combined purchase price of these acquisitions was $30.3 million in cash and $4.3 million in notes payable. $2.1 million of the notes were paid in October 1997, $1.1 million were paid in June 1998 and $1.1 million were paid in February 1999. The MRS Jamaica, Inc. purchase price increased by $3.3 million in 1998 based upon the 1998 earnings of the acquired company. The acquisitions, which have been accounted for as purchases, increased the Company’s goodwill by $32.3 million which is being amortized over 40 years. The results of operations of these acquired companies have been included in the consolidated financial statements since their respective dates of acquisition.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      The combined pro forma effect of these transactions was not material to previously reported periods.

      Supplemental cash flow information related to all 1997 acquisitions is as follows (in thousands):

Net assets other than cash acquired	$(19,672)

Purchase price in excess of net assets acquired	(101,190)

Notes and payables due	28,981

Net cash used for acquisitions	$(91,881)

  Acquisition of JBH Travel Audit Inc.

      On January 15, 1998, the Company acquired all the outstanding shares of JBH Travel Audit Inc. (“JBH”), a company which audits commissions payable to travel agencies, for $6.3 million in cash. The purchase agreement also contained provisions whereby the Company is required to pay an additional amount of $2.0 million based on the 1999 earnings of the acquired company. This amount has been recorded in the accompanying balance sheet as of December 31, 1999 in goodwill and other accrued liabilities.

      The acquisition, which was accounted for as a purchase, increased the Company’s goodwill by $7.1 million which is being amortized over 40 years. The results of JBH’s operations are included in the Company’s results of operations from the date of acquisition. The pro forma effect of the JBH transaction was not material to previously reported periods.

  Acquisition of Heartland Payment Systems Merchant Accounts

      On December 31, 1999, the Company acquired a merchant processing portfolio from Heartland Payment Systems LLC. Amounts paid were recorded as acquired merchant portfolios which is included in other intangible assets in the accompanying balance sheet and will be amortized over 10 years.

E.  Impairment, Restructuring and Related Expenses

      In March 1997, the Company recorded expenses of $6.3 million, including $5.1 million for severance pay for approximately 79 employees, and $1.2 million for other costs, related to organizational restructuring. In December 1997, the Company recorded expenses of $7.0 million following the acquisition of FA Holdings, Inc. The expenses resulted principally from the write-off of certain fixed assets (totaling $5.5 million) related to several of the Company’s facilities which have been closed and consolidated into the Company’s other current facilities. The charges decreased 1997 net income and earnings per share by approximately $8.1 million and $0.16, respectively. At December 1998, the remaining restructuring charge liability was $1.9 million and was primarily for severance and lease liabilities that were paid in 1999.

      During 1999, the Company recorded restructuring charges of $2.2 million, including $1.9 for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s operating facilities which have been or are in the process of being closed and consolidated into the Company’s other current facilities. The charges decreased 1999 net income and earnings per share by approximately $1.8 million and $0.04, respectively. At December 31, 1999, the remaining liability was $0.9 million and related primarily to future severance payments for approximately 200 remaining employees.

      During 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded impairment losses and related expenses of $69.5 million related to the sale and wind-down of these business lines. The charges decreased 1999 net income and earnings per share by $69.9 million and $1.38, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. At December 31, 1999, the Company had $3.9 million

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance, future rent subsidies and future processing subsidies. For 1999, 1998 and 1997, these divested business units had revenues of $57.3 million, $158.5 million and $169.0 million, respectively.

F.  Transactions with Affiliates

      The Company leases certain facilities from National City Bank of Kentucky (“NCBK”), a wholly owned subsidiary of NCC, under long-term agreements classified as “Property Leased From Affiliate” in the accompanying balance sheets. Future minimum payments under these leases, which expire between 2000 and 2019, are $3.9 million, including interest of $1.7 million. Future minimum payments under these leases (including interest) for the next five years are as follows: $0.2 million for 2000 and 2001; $0.1 million for 2002, 2003 and 2004.

      Prior to the divestiture of the Remittance business line, the Company used the proof and transit department of NCBK to provide processing for remittances. The charges for these services, which are included in operating expenses, were $1.6 million in 1999, $3.6 million in 1998 and $5.5 million in 1997.

      The Company receives certain administrative services, such as internal audit and legal services, from NCC and its affiliates. Charges for these services are included in general and administrative expenses and totaled $1.6 million, $2.1 million and $3.3 million, in 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, the Company had recorded accounts payable to NCC in the amount of $1.3 million and $0.7, respectively. These amounts are recorded as accounts payable in the accompanying balance sheets.

G.  Operating Leases

      The Company leases various offices, facilities, and equipment under noncancellable lease agreements with expiration dates through 2019. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $2.2 million in 2000; $1.4 million in 2001, $0.9 million in 2002, $0.9 million in 2003, $0.9 million in 2004 and $8.4 million thereafter. Rent expense under operating leases was $4.8 million, $7.6 million and $7.0 million, in 1999, 1998 and 1997, respectively.

H.  Income Taxes

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	1999	1998	1997

Current:

Federal	$13,320	$1,485	$14,354

State	4,351	713	1,143

Foreign	628	1,353	—

Deferred:

Federal	464	6,781	(3,803)

State	(1,085)	(494)	—

	$17,678	$9,838	$11,694

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      The temporary differences that gave rise to deferred tax assets and liabilities, which are included in the income tax receivable from or payable to NCC, are as follows (in thousands):

	December 31,

	1999	1998	1997

Deferred tax assets:

Accrued expenses	$799	$1,572	$3,608

Pension, benefits and deferred Compensation	(35)	1,594	5,037

State operating losses	5,694	4,681	1,245

Other	48	1,013	2,296

	6,506	$8,860	$12,186

Valuation allowance	(1,996)	(2,408)	—

	4,510	6,452	12,186

Deferred tax liabilities:

Depreciation and amortization	(2,172)	(2,998)	41

Purchase accounting adjustments	(3,638)	(3,597)	(1,934)

Other	2,763	988	(981)

	(3,047)	(5,607)	(2,874)

Net deferred tax assets	$1,463	$845	$9,312

      The reconciliation of the Company’s income tax provisions and the amounts computed by applying the U.S. statutory income tax rate to income before taxes is as follows (in thousands):

	Year Ended December 31,

	1999	1998	1997

U.S. statutory rate	$(6,909)	$8,781	$11,487

Non-deductible amortization	811	1,380	853

Non-deductible goodwill write-offs	22,994	—	—

State taxes, net of federal benefit	2,123	150	624

Tax exempt income	—	(125)	(1,411)

Foreign tax benefit	(1,432)	(627)	—

Other	91	279	141

	$17,678	$9,838	$11,694

      The Company has approximately $72.0 million of state net operating loss carryforwards for income tax purposes available to offset future taxable income in the related states from 2000 to 2014. The Company believes that it is more likely than not that future taxable income will be generated in these states sufficient to justify the deferred tax assets recorded, net of the related valuation allowance of $2.0 million in 1999 and $2.4 million in 1998.

      Income (loss) before income taxes from foreign and United States operations was $6.8 million and $(26.5) million, respectively, in 1999 and $4.3 million and $20.8 million, respectively, in 1998. Income from foreign operations was immaterial in 1997.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

I.  Employee Benefit Plans

      An employee thrift plan offers all employees, who meet certain age and eligibility requirements, a program of regular savings and investment funded by their own contributions and discretionary matching contributions of the Company. The Company recorded $2.5 million, $2.6 million and $2.8 million in matching contribution expense during 1999, 1998 and 1997, respectively.

J.  Net Income (Loss) Per Common Share

      The calculation of net income (loss) per common share follows (in thousands, except per share amounts):

	Year Ended December 31,

	1999	1998	1997

Basic:

Net income (loss)	$(37,418)	$15,250	$21,127

Average common share outstanding	50,705	50,621	50,575

Net income (loss) per common share-basic	$(0.74)	$.30	$.42

Diluted:

Net income (loss)	$(37,418)	$15,250	$21,127

Average common shares outstanding	50,705	50,621	50,575

Stock option adjustment	—	92	139

Average common shares outstanding-diluted	50,705	50,713	50,714

Net income (loss) per common share-diluted	$(0.74)	$.30	$.42

K.  Stock Options

      The Company maintains two stock-based compensation plans that allow for the granting of stock options to eligible employees and directors. The Company has elected not to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value based method of accounting for stock options and similar equity awards, and continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its stock-based compensation plans.

      On June 5, 1996, the Company was authorized to grant up to 4,000,000 options under an employee stock option plan (the “Employee Plan”) and up to 200,000 options under a non-employee directors stock option plan (the “Directors Plan”). These options are for the purchase of shares of common stock at their market price at the date of grant. The Employee Plan pertains to officers and key employees and the Directors Plan pertains to certain directors. For both plans, these options generally become exercisable 33% annually beginning one year from the date of grant and expire not later than ten years from the date of grant.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      A summary of stock option activity follows:

	Option Shares		Weighted Average
	Available for Grant	Options Outstanding	Price Per Share

January 1, 1997	1,969,167	2,230,833	$16.68

Granted	(1,483,000)	1,483,000	9.33

Canceled	872,000	(872,000)	16.16

December 31, 1997	1,358,167	2,841,833	13.00

Granted	(818,300)	818,300	11.67

Canceled	646,601	(646,601)	12.66

Exercised	—	(69,651)	10.39

December 31, 1998	1,186,468	2,943,881	12.77

Granted	(628,000)	628,000	8.64

Canceled	1,088,939	(1,088,939)	13.02

Exercised	—	(141,001)	8.27

December 31, 1999	1,647,407	2,341,941	$11.82

      At December 31, 1999, 1998 and 1997, 725,003, 1,158,060 and 474,444 options, respectively, were exercisable under the Company’s option plans. The weighted average price per share of exercisable options was $16.86 at December 31, 1999. For options outstanding at December 31, 1999, the option price per share ranged from $5.50 to $20.50, the weighted average price per share of the options was $11.82, and the weighted-average remaining contractual life of the options was 8.0 years.

      For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 1999, 1998 and 1997 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option-pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, net income (loss) and earnings (loss) per share would have been $(35.0) million and $(0.69) for 1999, $12.2 million and $0.24 for 1998, and $18.4 million and $0.36 for 1997, respectively. As a result of a partial year’s vesting in 1999, 1998 and 1997 and possible changes in assumptions used in the fair value calculation, the effects of applying SFAS No. 123 in 1999, 1998 and 1997 may not be representative of the pro forma impact in future years.

      The following weighted-average assumptions were used in the option-pricing model:

	1999	1998	1997

Risk Free Interest Rate	6.4%	6.0%	6.0%

Expected Option Life	7 years	7 years	7 years

Expected Dividend Yield	0%	0%	0%

Volatility Factor	.744	.492	.441

Weighted Average Grant Date Fair Value of Options	$6.30	$6.83	$5.16

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

L.  Commitments and Contingencies

      In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

      Under the rules of VISA and MasterCard, the Company has certain contingent liabilities for the transactions it processes. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in favor of the merchant and the amount is charged back to the merchant and the disputed amount is refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the Company for the chargebacks, the Company will bear the loss for the amount of the refund to the cardholder. The Company maintains merchant deposits from certain customers as an offset to potential contingent liabilities that are the responsibility of such customers. The Company evaluates its risk and estimates its potential loss for chargebacks based on historical experience.

M.  Quarterly Results of Operations: (Unaudited)

      Selected quarterly data for 1999 and 1998 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

1999

Revenue	$124,463	$109,813	$94,909	$101,799	$430,984

Operating profit (loss)	(67,189)	17,522	10,626	14,845	(24,196)

Net income (loss)	(68,185)	11,973	8,321	10,473	(37,418)

Diluted net income (loss) per common share	$(1.35)	$0.24	$0.16	$0.21	$(0.74)

Weighted average common shares	50,645	50,647	50,843	50,708	50,705

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

1998

Revenue	$113,649	$119,177	$121,430	$128,937	$483,193

Operating profit	8,243	2,292	5,333	8,296	24,164

Net income	4,908	1,570	3,381	5,391	15,250

Diluted net income per common share	$.10	$.03	$.06	$.11	$.30

Weighted average common shares	50,833	50,950	50,691	50,644	50,713

      The above information for 1999 includes a charge of $69.5 million ($69.9 million after tax) for impairment and related expenses related to the sale and wind-down of several business lines. During the first quarter of 1999, the Company recorded a charge of $73.9 million ($72.0 million after tax) based on estimates of the expected impairment loss and other expenses related to the anticipated sale and wind-down of these business units. The Company recorded a credit of $6.5 million ($3.7 million after tax) in the second quarter and a charge of $2.0 million ($1.6 million after tax) in the fourth quarter related to changes in estimates and post-closing adjustments.

      The above information for 1999 also includes a charge of $2.2 million ($1.8 million after tax) in the first quarter related to restructuring of the Company’s operating facilities.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      The above information for 1998 includes a $2.6 million ($1.6 million after tax) loss in the second quarter of 1998 and a $4.0 million ($2.4 million after-tax) gain in the third quarter related to contract cancellations. Also included for 1998 is a $5.2 million ($3.1 million after tax) charge for remittance research adjustments in the third quarter.

N.  Segment Reporting

      National Processing, Inc. operates three business segments—Merchant Services, Corporate Services and Travel Services. Merchant Services authorizes, processes and settles credit and debit card transactions for a variety of merchants. Revenues from Corporate Services are derived from corporate outsourcing, transaction processing and settlement services, as well as other customized processing solutions. Travel Services principally settles airline ticket purchases made through travel agents on behalf of airlines and derives a substantial portion of its revenue from an exclusive contract with the Airlines Reporting Corporation (“ARC”). The Company is compensated on a “cost plus” basis under this contract.

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

      The reported results reflect the underlying economics of the segments. General and administrative expenses, other than direct Corporate expenses, are allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues. The Company reflects the restructuring charges taken in 1997 as Corporate expenses. The 1999 impairment, restructuring and related expenses are reflected in the business segments to which they relate. Depreciation expense for corporate fixed assets is allocated to the three segments. Corporate net operating assets are comprised primarily of cash, securities available for sale and income tax balances.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

	Merchant	Corporate	Travel
	Services	Services	Services	Corporate	Total

	(Dollars in thousands)

1999

Revenues from external customers	$288,772	$96,074	$46,138	—	$430,984

Impairment, restructuring and related expenses	25,293	46,398	—	—	71,691

Operating profit (loss)	13,318	(39,478)	10,190	(8,226)	(24,196)

Depreciation and amortization	7,082	13,440	1,528	—	22,050

Net interest income	3,163	469	824	—	4,456

Net operating assets	154,791	36,424	11,493	113,698	$316,406

Expenditures for long-lived assets	1,210	5,702	993	9,026	16,931

1998

Revenues from external customers	$287,394	$146,562	$49,237	—	$483,193

Operating profit (loss)	29,442	(7,414)	9,882	(7,746)	24,164

Depreciation and amortization	12,688	10,955	3,124	—	26,767

Net interest income (expense)	1,188	14	(278)	—	924

Net operating assets	201,604	100,122	14,618	36,315	352,659

Expenditures for long-lived assets	9,848	8,172	1,861	22,588	42,469

1997

Revenues from external customers	$233,550	$126,377	$45,734	—	$405,661

Impairment, restructuring and related expenses	—	—	—	13,340	13,340

Operating profit (loss)	26,432	16,620	8,978	(23,210)	28,820

Depreciation and amortization	8,698	6,836	2,292	—	17,826

Net interest income	2,049	1,258	694	—	4,001

Net operating assets	196,939	99,797	11,745	28,344	336,825

Expenditures for long-lived assets	4,823	14,585	1,532	7,346	28,286

      Revenue from foreign operations in 1999 and 1998, primarily Barbados, was approximately $63.9 million and $50.7 million. Revenue from foreign operations was not significant in 1997. The net book value of foreign long-lived assets, primarily in Juarez, Mexico, was approximately $11.3 million and $12.1 million at December 31, 1999 and 1998, respectively.

NATIONAL PROCESSING, INC.

PART IV ITEM 14: EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1 (i)	Amended Articles of Incorporation of the Registrant. (A)

3.1 (ii)	Code of Regulations of the Registrant. (A)

4.1	Specimen Certificate for the Common Stock, without par value, of the Registrant. (B)

4.2	Registration Rights Agreement between the Registrant and National City Corporation, dated July 16, 1996. (B)

10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3	(Intentionally Omitted)

10.4	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)

10.5	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)

10.6	(Intentionally Omitted)

10.7	(Intentionally Omitted)

10.8	Form of Card Services Agreement by and among NPC and its affiliated corporations and certain bank subsidiaries of National City Corporation. (B)

10.9	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)

10.10	The Agreement between Airlines Reporting Corporation and First National Bank of Louisville and NPC for Area Settlement Plan Processing Services, dated October 16, 1986. (B)

10.11	First Amendment to Agreements between Airlines Reporting Corporation and First National Bank of Louisville and NPC, dated December 12, 1991. (A)

10.12	1994 Amendment to Agreements between Airlines Reporting Corporation and NPC, dated December 31, 1994. (A)

10.13	Supplemental Agreement by and between NPC and Airlines Reporting Corporation, dated February 24, 1995. (A)

EXHIBIT NUMBER	DESCRIPTION

10.14	Amendment to Agreement between Airlines Reporting Corporation and National City Bank of Kentucky and NPC, for Area Settlement Plan Processing Services, dated August 19, 1995. (A)

10.15	December 1, 1998 Amendment to the ARC and NPC Processing Agreement. (filed as Exhibit 10.15)

10.16	(Intentionally Omitted)

10.17	(Intentionally Omitted)

10.18	(Intentionally Omitted)

10.19	Employment Agreement between the Registrant and Mark Pyke dated March 4, 1996. (filed as Exhibit 10.19)

10.20	Employment Agreement between the Registrant and Steven T. Pedersen dated October 21, 1999. (filed as Exhibit 10.20)

10.21	Employment Agreement and Undertaking of Confidentiality between NPC and Thomas A. Wimsett dated May 23, 1995. (A)**

10.22	(Intentionally Omitted)

10.23	(Intentionally Omitted)

10.24	(Intentionally Omitted)

10.25	(Intentionally Omitted)

10.26	(Intentionally Omitted)

10.27	Severance Agreement between the Registrant and Thomas A. Wimsett, dated June 7, 1996. (B)**

10.28	(Intentionally Omitted)

10.29	1996 Stock Option Plan and Form of Stock Option Agreement. (B)**

10.30	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement. (B)**

10.31	Amended and Restated NPC Short-Term Incentive Compensation Plan for Senior Officers, effective February 9, 2000. (filed as Exhibit 10.31) **

10.32	NPC’s Long-Term Incentive Compensation Plan for Senior Officers, effective January 1, 1998. (filed as Exhibit 10.32)

10.33	(Intentionally Omitted)

10.34	(Intentionally Omitted)

10.35	(Intentionally Omitted)

10.36	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)**

EXHIBIT NUMBER	DESCRIPTION

10.37	Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (B)**

10.38	(Intentionally Omitted)

10.39	Employment Agreement and Undertaking of Confidentiality between the Registrant and Robert E. Showalter, dated March 11, 1997. (Incorporated herein by reference to Exhibit 10.39 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1997)**

10.40	(Intentionally Omitted)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1).

23.1	Consent of Ernst & Young LLP, Independent Auditors for National Processing, Inc. (filed as Exhibit 23.1).

24.1	Directors of National Processing, Inc. Annual Report on Form 10-K Powers of Attorney.

27.1	Financial Data Schedule.

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-05507). ( filed on June 7, 1996)

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507). (filed on July 18, 1996)

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.