Form 10-Q
period 2000-03-31
NATIONAL PROCESSING INC
filed 2000-05-08
CIK 1016277

INDEX
National Processing, Inc. Consolidated Balance Sheets
National Processing, Inc. Consolidated Statements of Operations
National Processing, Inc. Consolidated Statements of Changes in Shareholders’ Equity
National Processing, Inc. Consolidated Statements of Cash Flows
NATIONAL PROCESSING, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds (None)
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits and Reports on Form 8-K:
a. Exhibits
b. Reports on Form 8-K
SIGNATURES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended March 31, 2000

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________________to___________

Commission File Number: 1-11905

National Processing, Inc.
(Exact name of Registrant as specified in its charter)

Ohio	61-1303983

(State or other jurisdiction	(I.R.S. Employer Identification No.)

of incorporation or organization)

1231 Durrett Lane

Louisville, Kentucky	40213-2008

(Address of principal executive offices)	(Zip Code)

(502) 315-2000
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2000 was 50,786,986.

NATIONAL PROCESSING, INC.

INDEX

Part I	Financial Information
		Page No.

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets – March 31, 2000 and

	December 31, 1999	3

	Consolidated Statements of Operations –

	Three Months Ended March 31, 2000 and 1999	4

	Consolidated Statements of Changes in Shareholders’ Equity –

	Three Months Ended March 31, 2000	5

	Consolidated Statements of Cash Flows –

	Three Months Ended March 31, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of

	Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Part II	Other Information

Item 1.	Legal Proceedings (None)

Item 2.	Changes in Securities and Use of Proceeds (None)

Item 3.	Defaults Upon Senior Securities (None)

Item 4.	Submission of Matters to a Vote of Security Holders (None)

Item 5.	Other Information (None)

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		15

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	March 31	December 31
	2000	1999

Assets

Current assets:

Cash and cash equivalents	$60,952	$32,042

Securities available for sale	60,000	60,000

Accounts receivable — trade	73,526	104,486

Restricted deposits — customer funds	23,066	22,177

Deferred tax assets	546	812

Other current assets	10,370	11,743

Total current assets	228,460	231,260

Property and equipment:

Furniture and equipment	81,009	81,439

Building and leasehold improvements	21,377	21,006

Software	19,237	18,027

Property leased from affiliate	4,173	4,173

Land and improvements	2,859	2,851

	128,655	127,496

Accumulated depreciation and amortization	64,377	62,408

	64,278	65,088

Other assets:

Goodwill, net of accumulated amortization of $5,624 in 2000 and $5,040 in 1999	87,847	88,431

Other intangible assets	33,304	34,628

Deferred tax assets	4,126	3,698

Other assets	6,421	6,109

Total other assets	131,698	132,866

Total assets	$424,436	$429,214

Liabilities and shareholders’ equity

Current liabilities:

Restricted deposits — client funds	$23,066	$22,177

Accounts payable — trade	8,697	12,262

Accrued bankcard assessments	16,881	20,122

Income tax payable	12,836	16,318

Other accrued liabilities	31,021	35,963

Total current liabilities	92,501	106,842

Obligation under property leased from affiliate	2,090	2,123

Other long-term liabilities	563	796

Deferred tax liabilities	3,316	3,047

Total liabilities	98,470	112,808

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, without par value; 95,000,000 shares authorized; 50,786,986 and 50,644,651 shares issued and outstanding in 2000 and 1999, respectively	1	1

Contributed capital	176,976	176,964

Retained earnings	148,989	139,441

Total shareholders’ equity	325,966	316,406

Total liabilities and shareholders’ equity	$424,436	$429,214

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31

	2000	1999

Revenue	$97,867	$124,463

Operating expenses	47,464	60,497

Wages and other personnel expenses	19,218	31,096

General and administrative expenses	12,181	16,807

Depreciation and amortization	5,373	7,086

Impairment, restructuring and related expenses	—	76,166

Operating profit (loss)	13,631	(67,189)

Net interest income	1,815	18

Income (loss) before provision for income taxes	15,446	(67,171)

Provision for income taxes	5,898	1,014

Net income (loss)	$9,548	$(68,185)

Basic and diluted net income (loss) per common share	$0.19	$(1.35)

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited
(In thousands)

	Common	Contributed	Retained
	Stock	Capital	Earnings	Total

Balance at January 1, 2000	$1	$176,964	$139,441	$316,406

Net income	—	—	9,548	9,548

Stock options exercised	—	12	—	12

Balance at March 31, 2000	$1	$176,976	$148,989	$325,966

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended
	March 31

	2000	1999

Operating activities

Net income (loss)	$9,548	$(68,185)

Items not requiring cash currently:

Depreciation and amortization	5,373	7,086

Impairment, restructuring and related expenses	—	76,166

Deferred income taxes	107	845

Loss (gain) on disposition of fixed assets	5	(8)

Change in current assets and liabilities:

Accounts receivable — trade	30,960	21,399

Accounts payable — trade	(1,565)	238

Accrued bankcard assessments	(3,241)	(3,262)

Income taxes payable	(3,482)	(203)

Other current assets/liabilities	(3,016)	2,941

Other, net	(545)	154

Net cash provided by operating activities	34,144	37,171

Investing Activities

Capital expenditures	(3,249)	(3,219)

Proceeds from sale of fixed assets	36	150

Purchase of securities available for sale	(20,000)	—

Proceeds from maturities of securities available for sale	20,000	—

Other investing activities	(2,000)	—

Net cash used by investing activities	(5,213)	(3,069)

Financing Activities

Principal payments under property leased from affiliate	(33)	(43)

Exercise of stock options	12	—

Net cash used by financing activities	(21)	(43)

Net increase in cash and cash equivalents	28,910	34,059

Cash and cash equivalents, beginning of period	32,042	7,254

Cash and cash equivalents, end of period	$60,952	$41,313

Supplemental cash flow information:

Taxes paid	$7,735	$2,364

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, although the balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, the accompanying consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with National Processing, Inc.’s (the “Company”) audited consolidated financial statements for the year ended December 31, 1999 which include full disclosure of relevant financial policies and information.

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

2.	IMPAIRMENT, RESTRUCTURING AND RELATED EXPENSES

During the quarter ended March 31, 1999, the Company recorded nonrecurring restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s operating facilities which have been or are in the process of being closed and consolidated into the Company’s other current facilities. These charges decreased net income and earnings per share by approximately $1.8 million and $.04, respectively. At March 31, 2000, the remaining liability was $0.6 million and related primarily to future severance payments for approximately 90 remaining employees.

During the first quarter of 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded impairment losses and related expenses of $73.9 million related to the sale and wind-down of these business lines. The charges decreased first quarter 1999 net income and earnings per share by $72.0 million and $1.42, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. At March 31, 2000, the Company had $3.2 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments, rent subsidies and processing subsidies. For the first quarter of 1999, these divested business units had revenues of $39.7 million.

3.	RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

4.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

5.	NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31

	2000	1999

BASIC

Net income (loss)	$9,548	$(68,185)

Average common shares outstanding	50,786	50,645

Net income (loss) per common share — basic	$0.19	$(1.35)

DILUTED

Net income (loss)	$9,548	$(68,185)

Average common shares outstanding	50,786	50,645

Stock option adjustment	58	—

Average common shares outstanding - diluted	50,844	50,645

Net income (loss) per common share - diluted	$0.19	$(1.35)

6.	SEGMENT REPORTING

National Processing, Inc. operates two business segments – Merchant Services and Corporate Services. Merchant Services authorizes, processes and settles credit and debit card transactions for a variety of merchants. Revenues from Corporate Services are derived from corporate outsourcing, transaction processing and settlement services, as well as other customized processing solutions. Corporate Services also settles airline ticket purchases made through travel agents on behalf of airlines and derives a portion of its revenue from an exclusive contract with the Airlines Reporting Corporation (“ARC”). The Company is compensated on a “cost plus” basis under this contract.

During the first half of 1999, the Company sold its Check business line (formerly part of the Merchant Services segment) and its Remittance, Payables and Freight business lines (all formerly part of the Corporate Services segment). The Company identifies business segments by the services they offer. The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts were classified to conform to the current line of business reporting structure. The segment previously defined as Travel Services is now included in the Corporate Services segment.

The reported results reflect the underlying economics of the segments. General and administrative expenses, other than direct Corporate expenses, are allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues. Impairment, restructuring and related expenses are reflected in the business segments to which they relate. Depreciation expense for corporate fixed assets is allocated to the segments. Corporate net operating assets are comprised primarily of cash, securities available for sale and income tax balances.

	Merchant	Corporate		Consolidated
(Dollars in thousands)	Services	Services	Corporate	Total

For the quarter ended March 31, 2000

Revenue from external customers	$70,911	$26,956	$—	$97,867

Operating profit (loss)	12,209	3,559	(2,137)	13,631

Depreciation and amortization	3,532	1,841	—	5,373

Net interest income	1,419	396	—	1,815

Net operating assets	106,338	48,959	170,619	325,966

For the quarter ended March 31, 1999

Revenue from external customers	$73,792	$50,671	$—	$124,463

Impairment loss and related expenses	30,450	43,482		73,932

Operating loss	(24,124)	(41,315)	(1,750)	(67,189)

Depreciation and amortization	3,305	3,781	—	7,086

Net interest income (expense)	29	(11)	—	18

Net operating assets	141,033	79,449	63,992	284,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Components of Revenue and Expenses

      Revenues. The Company’s Merchant Services revenue is primarily derived from fees paid by merchants for the authorization and settlement of credit and debit card transactions. Revenue is recorded net of interchange fees charged by the credit card associations. Corporate Services revenue is derived from corporate outsourcing, transaction processing and settlement services, as well as other customized processing solutions. A portion of Corporate Services revenue is also derived from an exclusive long-term contract with the Airlines Reporting Corporation (ARC) under which the Company is compensated on a “cost plus” basis. A small portion of revenue is derived from earnings on cash balances, which are maintained by customers pursuant to contract terms. Revenue derived from services provided to affiliates is immaterial.

      Expenses. Operating expenses include all direct costs of providing services to customers including wages and other personnel expenses. The most significant components of operating expenses are assessment fees, authorization fees, data processing expenses, wages and benefits, and general and administrative expenses.

Results of Operations

      The Company divested certain business units during 1999 in order to focus on its core business lines. Accordingly, the segment results presented below for the comparison of 2000 to 1999 segregate the operating performance for the remaining core business lines versus those that were divested. The segment profits for 1999 as presented herein differ from the operating profits presented in Note 6 in the accompanying consolidated financial statements due to the segregation of nonrecurring items and divested business lines.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

	2000		1999			Change

		% of			% of
(Dollars in thousands)	Amount	Revenues	Amount		Revenues	Amount	%

Revenue:

Merchant Services	$70,911	72%	$58,970		47%	$11,941	20%

Corporate Services	26,956	28	25,744		21	1,212	5

Total Core Revenue	97,867	100	84,714		68	13,153	16

Divested Business Lines	—	—	39,749		32	(39,749)	(100)

Total Revenue	97,867	100	124,463		100	(26,596)	(21)

Operating Expenses:

Merchant Services	58,702	83	52,668		89	6,034	11

Corporate Services	23,397	87	21,233		82	2,164	10

Core Operating Expenses	82,099	84	73,901		87	8,198	11

Divested Business Lines	—	—	39,835		100	(39,835)	(100)

Total Operating Expenses	82,099	84	113,736		91	(31,637)	(28)

Segment Profit (Loss):

Merchant Services	12,209	17	6,302	(1)	11	5,907	94

Corporate Services	3,559	13	4,511	(2)	18	(952)	(21)

Total Core Segment Profit	15,768	16	10,813		13	4,955	46

Divested Business Lines	—	—	(86	)(3)	—	86	(100)

Total Segment Profit	15,768	16	10,727		9	5,041	47

Other General and Administrative Expenses	2,137	2	1,750		1	387	22

Net Interest Income	1,815	2	18		—	1,797	NM

Income Before Taxes and Nonrecurring Items	15,446	16	8,995		7	6,451	36

Nonrecurring Items:

Impairment, Restructuring and Related Expenses	—	—	(76,166)		(61)	76,166	NM

Income (Loss) Before Taxes	15,446	16	(67,171)		(54)	82,617	NM

Provision for Income Taxes	5,898	6	1,014		1	4,884	NM

Net Income (Loss)	$9,548	10	$(68,185)		(55)	$77,733	NM

NM – Not meaningful

(1)	Excludes $0.5 million of restructuring charges related to facility closing.

(2)	Excludes $1.7 million of restructuring charges related to facility closing.

(3)	Excludes $73.9 million of impairment and related expenses for the business lines divested in the first half of 1999 (Freight, Payables, Remittance and Check Services).

	2000		1999		Change

(Dollars in thousands, except per share amounts)	Amount	%	Amount	%	Amount	%

Excluding Nonrecurring Items:

Pre-Tax Income	$15,446	100%	$8,995	100%	$6,451	72%

Taxes	5,898	38	3,321	37	2,577	78

Net Income	$9,548	62	$5,674	63	$3,874	68

Per Share — Diluted	$0.19		$0.11		$0.08	68

Nonrecurring Items:

Pre-Tax Income (Loss)	$—	—	$(76,166)	100%	$76,166	NM

Taxes	—	—	(2,307)	3	2,307	NM

Net Income (Loss)	$—	—	$(73,859)	97	$73,859	NM

Per Share — Diluted	$—	—	$(1.46)	97	$1.46	NM

Total:

Pre-Tax Income (Loss)	$15,446	100%	$(67,171)	100%	$82,617	NM

Taxes	5,898	38	1,014	(2)	4,884	NM

Net Income (Loss)	$9,548	62	$(68,185)	102	$77,733	NM

Per Share — Diluted	$0.19		$(1.35)		$1.54	NM

NM — Not meaningful

Merchant Services

      Revenue for the core business line increased 20% to $70.9 million from $59.0 million. Processing volume increased 27% primarily due to new customer accounts, including the acquisition of a merchant processing portfolio from Heartland Payment Systems LLC on December 31, 1999, and increased volumes from existing customers. Operating expenses for the core business line increased 11% to $58.7 million from $52.7 million primarily due to the customer base expansion and increased volumes. Operating margins as a percentage of revenue increased to 17% from 11% as a result of improved efficiencies and operating leverage. Segment profits increased 94% to $12.2 million in 2000 from $6.3 million in 1999.

Corporate Services

      Revenue for the core business lines increased 5% to $27.0 million from $25.7 million. This increase was due to volume growth in the Financial Services and Healthcare Claims Processing Services business lines. These increases were offset primarily by decreases in the Travel business line resulting from the continuing conversion from paper to electronic ticketing and reporting. This conversion decreases the need for the Company’s data capture services and thus decreases the revenue generated under the “cost plus” ARC contract and various other processing contracts. Operating expenses for the core business lines increased 10% to $23.4 million from $21.2 million due primarily to increased volumes, as well as severance expense of $0.5 million recorded in the first quarter of 2000. Exclusive of severance expense, operating expenses increased 8%. As a result of the items discussed above, segment profit decreased 21% to $3.6 million in 2000 from $4.5 million in 1999.

Other General and Administrative Expense

      Other general and administrative expenses are comprised of corporate charges that are not included in the determination of segment profit for the business segments. These expenses increased 22%, to $2.1 million in 2000 from $1.8 million in 1999, due primarily to a new performance incentive program instituted for certain exempt employees who were not previously included under the Company’s other performance incentive programs.

Divested Business Lines

      Divested business lines are comprised of the Remittance, Payables, Freight (all formerly part of the Corporate Services segment) and Check Services (formerly part of the Merchant Services segment) business lines that were sold by the Company in the first half of 1999. Segment loss for the divested business lines was $0.1 million in the first quarter of 1999.

Net Interest Income

      Net interest income increased $1.8 million due to the increased level of cash and investments during the first quarter of 2000 compared to 1999. The increased levels of cash and investments were due primarily to the receipt of sale proceeds from the business lines that were divested in the second quarter of 1999, as well as internal cash flow generated primarily from the Merchant Services segment.

Nonrecurring Items

      During the quarter ended March 31, 1999, the Company recorded nonrecurring restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s operating facilities which have been or are in the process of being closed and consolidated into the Company’s other current facilities. These charges decreased net income and earnings per share by approximately $1.8 million and $.04, respectively. At March 31, 2000, the remaining liability was $0.6 million and related primarily to future severance payments for approximately 90 remaining employees.

      During the first quarter of 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded impairment losses and related expenses of $73.9 million related to the sale and wind-down of these business lines. The charges decreased first quarter 1999 net income and earnings per share by $72.0 million and $1.42, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. At March 31, 2000, the Company had $3.2 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments, rent subsidies and processing subsidies. For the first quarter of 1999, these divested business units had revenues of $39.7 million.

Provision for Income Taxes

      Excluding the impact of nonrecurring items, the effective tax rate was 38.2% for the first quarter of 2000 compared to 36.9% for the same period a year ago. This increase was due primarily to an increase in U.S. income, which is additionally subject to state and local taxation. The increase in the effective tax rate in the first quarter of 2000 was partially offset by $0.3 million due to a reduction in the state net operating loss carry forward valuation allowance.

      The overall effective tax rate for 1999 included the effect of the write-off of $65.7 million of nondeductible goodwill related to the divested business lines.

Seasonality

      The Company experiences seasonality in its businesses. The Company typically realizes higher revenues in the third and fourth calendar quarters and lower revenues in the first calendar quarter, reflecting increased transaction volumes and travel in the summer and holiday months and decreased transaction volume during the quarter immediately following the holiday season.

Liquidity and Capital Resources

      The Company’s primary uses of capital include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts for computer systems hardware and software, scanning and other document processing equipment as well as buildings and leasehold improvements to its various operating facilities. During the three month period ended March 31, 2000, the Company’s capital expenditures totaled $3.2 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $34.2 million for the three month period. Operating cash flow during the three month period ended March 31, 1999 totaled $37.2 million and capital expenditures were $3.2 million. The Company expects capital expenditures for the remainder of 2000 to be approximately $16 million principally to enhance merchant card processing capabilities. It is anticipated that these expenditures will be funded with operating cash flows.

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

      The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled approximately $23.1 million and $22.2 million as of March 31, 2000 and December 31, 1999, respectively.

Forward Looking Statements

      The section entitled “Business Segment Review” contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve significant risks and uncertainties, including changes in general economic and financial market conditions and the Company’s ability to execute its business plans. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in market risk as disclosed in the Company’s 1999 Form 10-K.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits

27.1 Financial Data Schedule.

b. Reports on Form 8-K

      January 20, 2000: On January 18, 2000, the Registrant issued a press release reporting earnings for the quarter and year ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: May 8, 2000	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett
President and Chief Executive Officer
(Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)