Form 10-Q
period 2000-06-30
NATIONAL PROCESSING INC
filed 2000-08-11
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended June 30, 2000

or

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO ____

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2000 was 50,825,653.

NATIONAL PROCESSING, INC.

INDEX

Page No.

Part I. Financial Information
Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets – June 30, 2000 and December 31, 1999	3

Consolidated Statements of Operations –

Three and Six Months Ended June 30, 2000 and 1999	4

Consolidated Statement of Changes in Shareholders’ Equity –

Six Months Ended June 30, 2000	5

Consolidated Statements of Cash Flows –

Six Months Ended June 30, 2000 and 1999	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

Part II. Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	June 30	December 31
	2000	1999

Assets

Current assets:

Cash and cash equivalents	$31,094	$32,042

Securities available for sale	96,000	60,000

Accounts receivable — trade	77,688	104,486

Restricted deposits — customer funds	29,445	22,177

Deferred tax assets	546	812

Other current assets	10,930	11,743

Total current assets	245,703	231,260

Property and equipment:

Furniture and equipment	81,192	81,439

Building and leasehold improvements	18,852	21,006

Software	20,913	18,027

Property leased from affiliate	4,173	4,173

Land and improvements	2,436	2,851

	127,566	127,496

Accumulated depreciation and amortization	66,252	62,408

	61,314	65,088

Other assets:

Goodwill, net of accumulated amortization of $6,209 in 2000 and $5,040 in 1999	87,262	88,431

Other intangible assets	32,102	34,628

Deferred tax assets	3,289	3,698

Other assets	6,315	6,109

Total other assets	128,968	132,866

Total assets	$435,985	$429,214

Liabilities and shareholders’ equity

Current liabilities:

Restricted deposits — client funds	$29,445	$22,177

Accounts payable — trade	9,024	12,262

Accrued bankcard assessments	18,802	20,122

Income tax payable	4,665	16,318

Other accrued liabilities	31,724	35,963

Total current liabilities	93,660	106,842

Obligation under property leased from affiliate	2,058	2,123

Other long-term liabilities	332	796

Deferred tax liabilities	3,164	3,047

Total liabilities	99,214	112,808

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, without par value; 95,000,000 shares authorized; 50,820,653 and 50,644,651 shares issued and outstanding in 2000 and 1999, respectively	1	1

Contributed capital	177,305	176,964

Retained earnings	159,465	139,441

Total shareholders’ equity	336,771	316,406

Total liabilities and shareholders’ equity	$435,985	$429,214

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2000	1999	2000	1999

Revenue	$104,513	$109,813	$202,380	$234,276

Operating expenses	52,736	57,314	100,200	117,811

Wages and other personnel expenses	19,656	24,059	38,874	55,155

General and administrative expenses	9,940	12,672	22,121	29,479

Depreciation and amortization	5,325	4,746	10,698	11,832

Impairment, restructuring and related expenses (credits)	1,500	(6,500)	1,500	69,666

Operating profit (loss)	15,356	17,522	28,987	(49,667)

Net interest income	1,878	566	3,693	584

Income (loss) before provision for income taxes	17,234	18,088	32,680	(49,083)

Provision for income taxes	6,758	6,115	12,656	7,129

Net income (loss)	$10,476	$11,973	$20,024	$(56,212)

Basic and diluted net income (loss) per common share	$0.21	$0.24	$0.39	$(1.11)

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands)

	Common	Contributed	Retained
	Stock	Capital	Earnings	Total

Balance at January 1, 2000	$1	$176,964	$139,441	$316,406

Net income	—	—	20,024	20,024

Stock options exercised	—	341	—	341

Balance at June 30, 2000	$1	$177,305	$159,465	$336,771

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended
	June 30
	2000	1999

Operating activities

Net income (loss)	$20,024	$(56,212)

Items not requiring cash currently:

Depreciation and amortization	10,698	11,832

Impairment, restructuring and related expenses	1,500	69,666

Deferred income taxes	792	(947)

Loss on disposition of fixed assets	16	502

Change in current assets and liabilities:

Accounts receivable — trade	26,798	19,881

Accounts payable — trade	(1,238)	1,113

Accrued bankcard assessments	(1,320)	(1,496)

Income taxes payable	(11,653)	39,979

Other current assets/liabilities	(2,049)	2,624

Other, net	(670)	340

Net cash provided by operating activities	42,898	87,282

Investing Activities

Capital expenditures	(6,197)	(5,896)

Proceeds from sales of fixed assets	75	420

Purchases of securities available for sale	(76,000)	(60,000)

Proceeds from maturities of securities available for sale	40,000	—

Proceeds from sale of business lines	—	62,554

Other investing activities	(2,000)	—

Net cash used by investing activities	(44,122)	(2,922)

Financing Activities

Principal payments under property leased from affiliate	(65)	(76)

Exercise of stock options	341	—

Net cash provided by (used by) financing activities	276	(76)

Net increase (decrease) in cash and cash equivalents	(948)	84,284

Cash and cash equivalents, beginning of period	32,042	7,254

Cash and cash equivalents, end of period	$31,094	$91,538

Supplemental cash flow information:

Taxes paid (refunded)	$21,905	$(32,626)

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

In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives. The charge totaled $1.0 million after-tax, or $0.02 per share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

During the quarter ended March 31, 1999, the Company recorded nonrecurring restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s facilities which have been closed and consolidated into the Company’s other operating facilities. These charges decreased net income and earnings per share by approximately $1.8 million and $.04, respectively. At June 30, 2000, the remaining liability was $0.4 million and related primarily to future severance payments for approximately 80 employees.

During the first quarter of 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded impairment losses and related expenses of $73.9 million related to the sale and wind-down of these business lines. The charges decreased first quarter 1999 net income and earnings per share by $72.0 million and $1.42, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. As a result of the final dispositions of these business lines, the Company recorded a pre-tax credit of $6.5 million to the impairment loss in the second quarter of 1999. At June 30, 2000, the Company had $2.7 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments, rent subsidies and processing subsidies. For the six months ended June 30, 1999, these divested business units had revenues of $57.3 million.

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

5.	NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2000	1999	2000	1999

BASIC

Net income (loss)	$10,476	$11,973	$20,024	$(56,212)

Average common shares outstanding	50,799	50,645	50,792	50,645

Net income (loss) per common share — basic	$0.21	$0.24	$0.39	$(1.11)

DILUTED

Net income (loss)	$10,476	$11,973	$20,024	$(56,212)

Average common shares outstanding	50,799	50,645	50,792	50,645

Stock option adjustment	166	2	106	—

Average common shares outstanding — diluted	50,965	50,647	50,898	50,645

Net income (loss) per common share — diluted	$0.21	$0.24	$0.39	$(1.11)

6.	SEGMENT REPORTING

National Processing, Inc. operates two business segments – Merchant Services and Corporate Outsourcing Solutions. Merchant Services authorizes, processes and settles credit and debit card transactions for a variety of merchants. Corporate Outsourcing Solutions provides a variety of financial and administrative processing solutions to large corporate customers. These solutions include financial settlement, image scanning, data capture, storage and retrieval, call center, and value-added customer reporting.

During the first half of 1999, the Company sold its Check business line (formerly part of the Merchant Services segment) and its Remittance, Payables and Freight business lines (all formerly part of the Corporate Outsourcing Solutions segment). The Company identifies business segments by the services they offer. The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts were classified to conform to the current line of business reporting structure. The segment previously defined as Travel Services is now included in the Corporate Outsourcing Solutions segment.

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

		Corporate
	Merchant	Outsourcing		Consolidated
(Dollars in thousands)	Services	Solutions	Corporate	Total

For the quarter ended June 30, 2000

Revenue	$76,104	$28,409	$—	$104,513

Impairment, restructuring and related expenses	—	1,500	—	1,500

Operating profit (loss)	13,450	3,623	(1,717)	15,356

Depreciation and amortization	3,564	1,761	—	5,325

Net interest income	1,364	514	—	1,878

Net operating assets	103,004	51,001	182,766	336,771

For the quarter ended June 30, 1999

Revenue	$74,021	$35,792	$—	$109,813

Impairment, restructuring and related expenses (credits)	(9,336)	2,836	—	(6,500)

Operating profit	17,384	1,654	(1,516)	17,522

Depreciation and amortization	2,921	1,825	—	4,746

Net interest income	358	208	—	566

Net operating assets	90,217	15,481	190,749	296,447

		Corporate
	Merchant	Outsourcing		Consolidated
(Dollars in thousands)	Services	Solutions	Corporate	Total

For the six months ended June 30, 2000

Revenue	$147,015	$55,365	$—	$202,380

Impairment, restructuring loss and related expenses	—	1,500	—	1,500

Operating profit (loss)	25,659	7,182	(3,854)	28,987

Depreciation and amortization	7,096	3,602	—	10,698

Net interest income	2,783	910	—	3,693

Net operating assets	103,004	51,001	182,766	336,771

For the six months ended June 30, 1999

Revenue	$147,813	$86,463	$—	$234,276

Impairment, restructuring and related expenses	21,636	48,030	—	69,666

Operating loss	(6,712)	(39,689)	(3,266)	(49,667)

Depreciation and amortization	6,226	5,606	—	11,832

Net interest income	387	197	—	584

Net operating assets	90,217	15,481	190,749	296,447

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Components of Revenue and Expenses

      Revenue. The Company’s Merchant Services revenue is primarily derived from fees paid by merchants for the authorization and settlement of credit and debit card transactions. Revenue is recorded net of interchange fees charged by the credit card associations. Corporate Outsourcing Solutions provides a variety of financial and administrative processing solutions to large corporate customers. These solutions include financial settlement, image scanning, data capture, storage and retrieval, call center, and value-added customer reporting. A portion of Corporate Outsourcing Solutions revenue is also derived from an exclusive long-term contract with the Airlines Reporting Corporation (ARC) under which the Company is compensated on a “cost plus” basis. A small portion of revenue is derived from earnings on cash balances, which are maintained by customers pursuant to contract terms.

      Expenses. Operating expenses include all direct costs of providing services to customers including wages and other personnel expenses. The most significant components of operating expenses are assessment fees, authorization fees, data processing expenses, wages and benefits, and general and administrative expenses.

Results of Operations

      The Company divested certain business units during 1999 in order to focus on its core business lines. Accordingly, the segment results presented below for the comparison of 2000 to 1999 segregate the operating performance for the remaining core business lines versus those that were divested. The segment profits as presented herein differ from the operating profits presented in Note 6 in the accompanying consolidated financial statements due to the segregation of nonrecurring items and divested business lines.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

	2000			1999			Change

(Dollars in thousands)			% of			% of
	Amount		Revenues	Amount		Revenues	Amount	%

Revenue:

Merchant Services	$76,104		73%	$64,549		59%	$11,555	18%

Corporate Outsourcing Solutions	28,409		27	27,678		25	731	3

Total Core Revenue	104,513		100	92,227		84	12,286	13

Divested Business Lines	—		—	17,586		16	(17,586)	(100)

Total Revenue	104,513		100	109,813		100	(5,300)	(5)

Operating Expenses:

Merchant Services	62,654		82	56,497		88	6,157	11

Corporate Outsourcing Solutions	23,286		82	22,951		83	335	1

Core Operating Expenses	85,940		82	79,448		86	6,492	8

Divested Business Lines	—		—	17,827		101	(17,827)	(100)

Total Operating Expenses	85,940		82	97,275		89	(11,335)	(12)

Segment Profit (Loss):

Merchant Services	13,450		18	8,052		12	5,398	67

Corporate Outsourcing Solutions	5,123	(2)	18	4,727		17	396	8

Total Core Segment Profit	18,573		18	12,779		14	5,794	45

Divested Business Lines	—		—	(241	)(1)	(1)	241	(100)

Total Segment Profit	18,573		18	12,538		11	6,035	48

Other General and Administrative Expenses	1,717		2	1,516		1	201	13

Net Interest Income	1,878		2	566		1	1,312	232

Income Before Taxes and Nonrecurring Items	18,734		18	11,588		11	7,146	62

Nonrecurring Items:

Impairment, Restructuring and Related (Expenses) Credits	(1,500)		(1)	6,500		6	(8,000)	NM

Income Before Taxes	17,234		16	18,088		16	(854)	(5)

Provision for Income Taxes	6,758		6	6,115		6	643	11

Net Income	$10,476		10	$11,973		11	$(1,497)	(13)

NM – Not meaningful

(1)	Excludes $6.5 million impairment credit for the business lines divested in the first half of 1999 (Freight, Payables, Remittance and Check Services).

(2)	Excludes $1.5 million charge for site consolidation initiatives.

	2000		1999		Change

(Dollars in thousands,
except per share amounts)	Amount	%	Amount	%	Amount	%

Excluding Nonrecurring Items:

Pre-Tax Income	$18,734	100%	$11,588	100%	$7,146	62%

Taxes	7,283	39	3,336	29	3,947	118

Net Income	$11,451	61	$8,252	71	$3,199	39

Per Share — Diluted	$0.22		$0.16		$0.06	38

Nonrecurring Items:

Pre-Tax Income (Loss)	$(1,500)	100%	$6,500	100%	$(8,000)	NM

Taxes	(525)	35	2,779	43	(3,304)	NM

Net Income (Loss)	$(975)	65	$3,721	57	$(4,696)	NM

Per Share — Diluted	$(0.02)		$0.08		$(0.10)	NM

Total:

Pre-Tax Income	$17,234	100%	$18,088	100%	$(854)	(5)

Taxes	6,758	39	6,115	34	643	11

Net Income	$10,476	61	$11,973	66	$(1,497)	(13)

Per Share — Diluted	$0.21		$0.24		$(0.03)	(13)

NM — Not meaningful

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Merchant Services

      Revenue for the core business line increased 18% to $76.1 million from $64.5 million. Transaction and dollar volume processed increased 27% and 21%, respectively, primarily due to new customer accounts, including the acquisition of a merchant processing portfolio on December 31, 1999, and increased volume from existing customers. Operating expenses for the core business line increased 11% to $62.7 million from $56.5 million primarily due to the customer base expansion and increased volume. Operating margins as a percentage of revenue increased to 18% from 12%, primarily due to increased revenue from higher-margin regional merchants, improved pricing related to vendor renegotiations, and economies of scale based on increased volumes. In addition, the 1999 period contained Year 2000 testing and remedition expenses that did not recur in 2000. Due primarily to the factors outlined above, segment profit for the quarter ended June 30, 2000 increased 67% to $13.5 million in 2000 from $8.1 million in 1999.

Corporate Outsourcing Solutions

      Revenue for the core business lines increased 3% to $28.4 million from $27.7 million. Revenue increased due to volume growth and pricing adjustments in certain products within the Travel business line and volume growth in the Healthcare Claims Processing Services business line. These increases were partially offset by decreases in revenues resulting from the continuing conversion from paper to electronic ticketing and reporting. Operating expenses for the core business lines increased 1% to $23.3 million from $23.0 million due primarily to increased volumes. As a result of the items discussed above, segment profit for the quarter ended June 30, 2000 increased 8% to $5.1 million from $4.7 million in 1999.

Other General and Administrative Expenses

      Other general and administrative expenses are comprised of corporate expenses that are not included in the determination of segment profit for the business segments. For the quarter ended June 30, 2000, these expenses increased 13% to $1.7 million from $1.5 million in 1999, due primarily to a new performance incentive program instituted for certain exempt employees who were not previously included under the Company’s other performance incentive programs.

Divested Business Lines

      Divested business lines are comprised of the Remittance, Payables, Freight (all formerly part of the Corporate Outsourcing Solutions segment) and Check Services (formerly part of the Merchant Services segment) business lines that were sold by the Company in the first half of 1999. Segment loss for the divested business lines was $0.2 million in the second quarter of 1999.

Net Interest Income

      Net interest income for the second quarter increased to $1.9 million from $0.6 million for the same period of 1999 due to the increased level of cash and investments as well as rising interest rates. The increased levels of cash and investments were due primarily to the receipt of sale proceeds from the business lines that were divested in the second quarter of 1999, as well as internal cash flow.

Nonrecurring Items

      In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded related to site consolidation initiatives. The charge totaled $1.0 million after-tax, or $0.02 per share.

      In the second quarter of 1999, a pre-tax credit of $6.5 million was recorded related to the dispositions of the Freight, Payables, Remittance and Check business lines. The credit, which totaled $3.7 million after-tax, or $0.08 per share, represents favorable adjustments to the first quarter estimated impairment loss for the disposition of these business lines, which were completed during the second quarter of 1999.

Provision for Income Taxes

      Excluding the impact of nonrecurring items, the effective tax rate was 38.9% for the second quarter of 2000 compared to 28.8% for the same period a year ago. This increase was due primarily to recording income tax on all foreign income at its U.S. statutory rate in 2000, as well as an increase in U.S. income versus offshore income, which is additionally subject to state and local taxation. The increase in the effective tax rate in the second quarter of 2000 was partially offset by $0.3 million due to a reduction in the state net operating loss carryforward valuation allowance.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

	2000			1999			Change

(Dollars in thousands)			% of			% of
	Amount		Revenues	Amount		Revenues	Amount	%

Revenue:

Merchant Services	$147,015		73%	$123,519		53%	$23,496	19%

Corporate Outsourcing Solutions	55,365		27	53,422		23	1,943	4

Total Core Revenue	202,380		100	176,941		76	25,439	14

Divested Business Lines	—		—	57,335		24	(57,335)	(100)

Total Revenue	202,380			234,276		100	(31,896)	(14)

Operating Expenses:

Merchant Services	121,356		83	109,165		88	12,191	11

Corporate Outsourcing Solutions	46,683		84	44,184		83	2,499	6

Core Operating Expenses	168,039		83	153,349		87	14,690	10

Divested Business Lines	—		—	57,662		101	(57,662)	(100)

Total Operating Expenses	168,039		83	211,011		90	(42,972)	(20)

Segment Profit (Loss):

Merchant Services	25,659		17	14,354	(1)	12	11,305	79

Corporate Outsourcing Solutions	8,682	(4)	16	9,238	(2)	17	(556)	(6)

Total Core Segment Profit	34,341		17	23,592		13	10,749	46

Divested Business Lines	—		—	(327	)(3)	(1)	327	(100)

Total Segment Profit	34,341		17	23,265		10	11,076	48

Other General and Administrative Expenses	3,854		2	3,266		1	588	18

Net Interest Income	3,693		2	584		—	3,109	532

Income Before Taxes and Nonrecurring Items	34,180		17	20,583		9	13,597	66

Nonrecurring Items:

Impairment, Restructuring and Related Expenses	(1,500)		(1)	(69,666)		(30)	68,166	NM

Income (Loss) Before Taxes	32,680		16	(49,083)		(21)	81,763	NM

Provision for Income Taxes	12,656		6	7,129		3	5,527	NM

Net Income (Loss)	$20,024		10	$(56,212)		(24)	$76,236	NM

NM – Not meaningful

(1)	Excludes $0.5 million of restructuring charges related to facility closing.

(2)	Excludes $1.7 million of restructuring charges related to facility closing.

(3)	Excludes $67.4 million of impairment and related expenses for the business lines divested in the first half of 1999 (Freight, Payables, Remittance and Check Services).

(4)	Excludes $1.5 million charge for site consolidation initiatives.

	2000		1999		Change

(Dollars in thousands,
except per share amounts)	Amount	%	Amount	%	Amount	%

Excluding Nonrecurring Items:

Pre-Tax Income	$34,180	100%	$20,583	100%	$13,597	66%

Taxes	13,181	39	6,657	32	6,524	98

Net Income	$20,999	61	$13,926	68	$7,073	51

Per Share — Diluted	$0.41		$0.27		$0.14	50

Nonrecurring Items:

Pre-Tax Income (Loss)	$(1,500)	100	$(69,666)	100%	$68,166	NM

Taxes	(525)	35	472	(1)	(997)	NM

Net Income (Loss)	$(975)	65	$(70,138)	101	$69,163	NM

Per Share — Diluted	$(0.02)		$(1.38)		$1.36	NM

Total:

Pre-Tax Income (Loss)	$32,680	100%	$(49,083)	100%	$81,763	NM

Taxes	12,656	39	7,129	(15)	5,527	NM

Net Income (Loss)	$20,024	61	$(56,212)	115	$76,236	NM

Per Share — Diluted	$0.39		$(1.11)		$1.50	NM

NM — Not meaningful

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Merchant Services

      Revenue for the core business line increased 19% to $147.0 million from $123.5 million. Transaction and dollar volume increased 27% and 21%, respectively, primarily due to new customer accounts, including the acquisition of a merchant processing portfolio on December 31, 1999, and increased volume from existing customers. Operating expenses for the core business line increased 11% to $121.4 million from $109.2 million primarily due to the customer base expansion and increased volume. Operating margins as a percentage of revenue increased to 17% from 12%, primarily due to increased revenue from higher-margin regional merchants, improved pricing related to vendor renegotiations, and economies of scale based on increased volumes. In addition, the 1999 period contained Year 2000 testing and remedition expenses that did not recur in 2000. Due primarily to the factors outlined above, segment profit for the six months ended June 30, 2000, increased 79% to $25.7 million in 2000 from $14.4 million in 1999.

Corporate Outsourcing Solutions

      Revenue for the core business lines increased 4% to $55.4 million from $53.4 million. This increase was principally related to volume growth in the Healthcare Claims Processing Services business line and certain products within the Travel business line. These increases were partially offset by decreases in revenue resulting from the continuing conversion from paper to electronic ticketing and reporting. Operating expenses for the core business lines increased 6% to $46.7 million from $44.2 million due primarily to increased volumes, as well as severance expense of $0.5 million recorded in the first quarter of 2000. As a result of the items discussed above, segment profit for the six months ended June 30, 2000 decreased 6% to $8.7 million in 2000 from $9.2 million in 1999.

Other General and Administrative Expenses

      Other general and administrative expenses are comprised of corporate expenses that are not included in the determination of segment profit for the business segments. For the six months ended June 30, 2000, these expenses increased 18% to $3.9 million in 2000 from $3.3 million in 1999, due primarily to a new performance incentive program instituted for certain exempt employees who were not previously included under the Company’s other performance incentive program.

Divested Business Lines

      Divested business lines are comprised of the Remittance, Payables, Freight (all formerly part of the Corporate Outsourcing Solutions segment) and Check Services (formerly part of the Merchant Services segment) business lines that were sold by the Company in the first half of 1999. Segment loss for the divested business lines was $0.3 million in the six months ended June 30, 1999.

Net Interest Income

      Net interest income for the six months ended June 30, 2000 increased to $3.7 from $0.6 million for the same period in 1999 due to the increased level of cash and investments as well as rising interest rates. The increased levels of cash and investments were due primarily to the receipt of sale proceeds from the business lines that were divested in the second quarter of 1999, as well as internal cash flow.

Nonrecurring Items

      In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded related to site consolidation initiatives. The charge totaled $1.0 million after-tax, or $0.02 per share.

      During the quarter ended March 31, 1999, the Company recorded nonrecurring restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s facilities which have been closed and consolidated into the Company’s other operating facilities. These charges decreased net income and earnings per share by approximately $1.8 million and $.04, respectively. At June 30, 2000, the remaining liability was $0.4 million and related primarily to future severance payments for approximately 80 employees.

      During the first half of 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded impairment losses and related expenses of $67.4 million related to the sale and wind-down of these business lines. The charges decreased net income and earnings per share for the six months ended June 30, 1999 by $68.3 million and $1.35, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. At March 31, 2000, the Company had $2.7 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments, rent subsidies and processing subsidies. For the six months ended June 30, 1999, these divested business units had revenues of $57.3 million.

Provision for Income Taxes

      Excluding the impact of nonrecurring items, the effective tax rate was 38.6% for the six months ended June 30, 2000 compared to 32.3% for the same period a year ago. This increase was due primarily to recording income tax on all foreign income at its U.S. statutory tax rate in 2000, as well as an increase in U.S. income versus offshore income, which is additionally subject to state and local taxation. The increase in the effective tax rate in the first six months of 2000 was partially offset by $0.6 million due to a reduction in the state net operating loss carryforward valuation allowance.

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

      The Company’s capital expenditures include amounts for computer hardware and software, scanning and other document processing equipment as well as leasehold improvements to operating facilities. During the six month period ended June 30, 2000, the Company’s capital expenditures totaled $6.2 million. Such expenditures were principally financed from operating cash flow, which totaled approximately $42.9 million for the six month period. Operating cash flow during the six month period ended June 30, 1999 totaled $87.3 million and capital expenditures were $5.9 million. It is anticipated that future expenditures will be funded with operating cash flow.

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

      The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled approximately $29.4 million and $22.2 million as of June 30, 2000 and December 31, 1999, respectively.

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

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2000, at the Annual Stockholders Meeting of the Registrant, the shareholders took the following actions:

1. Elected as directors all nominees designated in the proxy statement of March 28, 2000 as follows:

	Number of Votes

	For	Withheld

Jon L. Gorney	50,640,315	41,227

Jeffrey P. Gotschall	50,641,715	39,827

Jeffrey D. Kelly	50,643,797	37,745

J. Armando Ramirez	50,642,815	38,727

2. Approved the National Processing, Inc. 2000 Stock Option Plan: 47,416,339 votes cast for 1,963,685, votes cast against, and 4,800 votes withheld.

3. Approved the selection of Ernst & Young LLP as independent auditors for the Registrant for 2000: 50,655,142 votes cast for, 25,600 votes cast against, and 800 votes withheld.

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits

10.28 National Processing, Inc. 2000 Stock Option Plan

27.1 Financial Data Schedule

b. Reports on Form 8-K

      April 17, 2000: On April 17, 2000, the Registrant issued a press release reporting earnings for the quarter ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: August 11, 2000	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett President and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)