Form 10-Q
period 2000-09-30
NATIONAL PROCESSING INC
filed 2000-11-13
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended September 30, 2000

or

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2000 was 50,866,888.

NATIONAL PROCESSING, INC.

INDEX

Part I.     Financial Information

		Page No.

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets – September 30, 2000 and
	December 31, 1999	3

	Consolidated Statements of Operations –
	Three and Nine Months Ended September 30, 2000 and 1999	4

	Consolidated Statement of Changes in Shareholders’ Equity –
	Nine Months Ended September 30, 2000	5

	Consolidated Statements of Cash Flows –
	Nine Months Ended September 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Part II.     Other Information

Item 1.	Legal Proceedings (None)

Item 2.	Changes in Securities and Use of Proceeds (None)

Item 3.	Defaults Upon Senior Securities (None)

Item 4.	Submission of Matters to a Vote of Security Holders (None)

Item 5.	Other Information (None)

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures	17

National Processing, Inc.
Consolidated Balance Sheets
Unaudited

(Dollars in thousands)

	September 30	December 31
	2000	1999

Assets

Current assets:

Cash and cash equivalents	$67,696	$32,042

Securities available for sale	76,000	60,000

Accounts receivable — trade	83,183	104,486

Restricted deposits — customer funds	30,635	22,177

Deferred tax assets	546	812

Other current assets	11,244	11,743

Total current assets	269,304	231,260

Property and equipment:

Furniture and equipment	79,502	81,439

Building and leasehold improvements	19,324	21,006

Software	22,993	18,027

Property leased from affiliate	4,173	4,173

Land and improvements	2,433	2,851

	128,425	127,496

Accumulated depreciation and amortization	68,814	62,408

	59,611	65,088

Other assets:

Goodwill, net of accumulated amortization of $6,794 in 2000 and $5,040 in 1999	86,677	88,431

Other intangible assets	30,900	34,628

Deferred tax assets	2,906	3,698

Other assets	6,130	6,109

Total other assets	126,613	132,866

Total assets	$455,528	$429,214

Liabilities and shareholders’ equity

Current liabilities:

Restricted deposits — customer funds	$30,635	$22,177

Accounts payable — trade	10,310	12,262

Accrued bankcard assessments	19,286	20,122

Income tax payable	5,281	16,318

Other accrued liabilities	35,029	35,963

Total current liabilities	100,541	106,842

Obligation under property leased from affiliate	2,025	2,123

Other long-term liabilities	332	796

Deferred tax liabilities	2,621	3,047

Total liabilities	105,519	112,808

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, without par value; 95,000,000 shares authorized; 50,849,987 and 50,785,652 shares issued and outstanding in 2000 and 1999, respectively	1	1

Contributed capital	177,559	176,964

Retained earnings	172,449	139,441

Total shareholders’ equity	350,009	316,406

Total liabilities and shareholders’ equity	$455,528	$429,214

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

Revenue	$108,632	$94,909	$311,012		$329,185

Operating expenses	53,921	47,477	154,121		165,288

Wages and other personnel expenses	19,433	18,930	58,307		74,085

General and administrative expenses	10,973	12,625	33,094		42,104

Depreciation and amortization	5,377	5,249	16,075		17,081

Impairment, restructuring and related expenses	—	—	1,500		69,666

Operating profit (loss)	18,928	10,628	47,915		(39,039)

Net interest income	2,231	2,042	5,924		2,626

Income (loss) before provision for income taxes	21,159	12,670	53,839		(36,413)

Provision for income taxes	8,175	4,349	20,831		11,478

Net income (loss)	$12,984	$8,321	$33,008		$(47,891)

Basic net income (loss) per common share	$0.26	$0.16	$0.65	$	(0.94)

Diluted net income (loss) per common share	$0.25	$0.16	$0.65	$	(0.94)

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands)

	Common	Contributed	Retained
	Stock	Capital	Earnings	Total

Balance at January 1, 2000	$1	$176,964	$139,441	$316,406

Net income	—	—	33,008	33,008

Stock options exercised	—	595	—	595

Balance at September 30, 2000	$1	$177,559	$172,449	$350,009

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended
	September 30

	2000	1999

Operating Activities

Net income (loss)	$33,008	$(47,891)

Items not requiring cash currently:

Depreciation and amortization	16,075	17,081

Impairment, restructuring and related expenses	1,431	58,214

Deferred income taxes	632	(1,384)

Loss on disposition of fixed assets	591	585

Change in current assets and liabilities:

Accounts receivable – trade	21,303	26,581

Accounts payable – trade	48	(12)

Accrued bankcard assessments	(836)	(1,349)

Income taxes payable	(11,037)	14,779

Other current assets/liabilities	922	11,314

Other, net	(485)	1,088

Net cash provided by operating activities	61,652	79,006

Investing Activities
Capital expenditures	(8,804)	(11,660)

Proceeds from sales of fixed assets	309	456

Purchases of securities available for sale	(76,000)	(60,000)

Proceeds from maturities of securities available for sale	60,000	—

Proceeds from sale of business lines	—	62,554

Other investing activities	(2,000)	—

Net cash used by investing activities	(26,495)	(8,650)

Financing Activities

Principal payments under property leased from affiliate	(98)	(109)

Exercise of stock options	595	1,019

Net cash provided by financing activities	497	910

Net increase in cash and cash equivalents	35,654	71,266

Cash and cash equivalents, beginning of period	32,042	7,254

Cash and cash equivalents, end of period	$67,696	$78,520

Supplemental cash flow information:

Taxes paid (refunded)	$29,417	$(7,028)

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.     BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated financial statements include the accounts of National Processing, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For the interim periods presented, management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Although the balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, the accompanying interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the Company’s 1999 Annual Report and Form 10-K.

2.     IMPAIRMENT, RESTRUCTURING AND RELATED EXPENSES

In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives. The charge totaled $1.0 million after-tax, or $0.02 per share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

During the quarter ended March 31, 1999, the Company recorded nonrecurring restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s facilities which have been closed and consolidated into the Company’s other operating facilities. These charges decreased net income and earnings per share by approximately $1.8 million and $.04, respectively. At September 30, 2000, the remaining liability was $0.2 million and related primarily to future severance payments for approximately 40 employees.

During the first quarter of 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded impairment losses and related expenses of $73.9 million related to the sale and wind-down of these business lines. The charges decreased first quarter 1999 net income and earnings per share by $72.0 million and $1.42, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1,

1999, the Company sold its Remittance and Check business lines for $44.3 million. As a result of the final dispositions of these business lines, the Company recorded a pre-tax credit of $6.5 million to the impairment loss in the second quarter of 1999. At September 30, 2000, the Company had $1.1 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments, rent subsidies and legal claims. For the nine months ended September 30, 1999, these divested business units had revenues of $57.3 million.

3.     COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

4.     NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

BASIC

Net income (loss)	$12,984	$8,321	$33,008	$(47,891)

Average common shares outstanding	50,830	50,749	50,807	50,680

Net income (loss) per common share — basic	$0.26	$0.16	$0.65	$(.94)

DILUTED

Net income (loss)	$12,984	$8,321	$33,008	$(47,891)

Average common shares outstanding	50,830	50,749	50,807	50,680

Stock option adjustment	253	77	125	—

Average common shares outstanding — diluted	51,083	50,826	50,932	50,680

Net income (loss) per common share — diluted	$0.25	$0.16	$0.65	$(.94)

5.     SEGMENT REPORTING

National Processing, Inc. operates two business segments – Merchant Services and Corporate Outsourcing Solutions. Merchant Services authorizes, processes and settles credit and debit card transactions for a variety of merchants. Corporate Outsourcing Solutions provides a variety of financial and administrative processing solutions to large corporate customers. These solutions include financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting.

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

General and administrative expenses, other than direct Corporate expenses, are allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues. Impairment, restructuring and related expenses are reflected in the business segments to which they relate. Depreciation and amortization expense for corporate fixed assets is allocated to the segments. Corporate net operating assets are comprised primarily of cash, securities available for sale and income tax balances.

(Dollars in thousands)
	Merchant Services	Corporate Outsourcing Solutions	Corporate	Consolidated Total

For the quarter ended September 30, 2000

Revenue	$79,687	$28,945	$—	$108,632

Operating profit (loss)	15,315	5,831	(2,218)	18,928

Depreciation and amortization	3,655	1,722	—	5,377

Net interest income	1,612	619	—	2,231

Net operating assets	132,940	62,717	154,352	350,009

For the quarter ended September 30, 1999

Revenue	$66,119	$28,790	$—	$94,909

Operating profit (loss)	9,195	4,545	(3,112)	10,628

Depreciation and amortization	2,961	2,288	—	5,249

Net interest income	1,363	679	—	2,042

Net operating assets	108,018	42,648	155,121	305,787

(Dollars in thousands)
	Merchant Services	Corporate Outsourcing Solutions	Corporate	Consolidated Total

For the nine months ended September 30, 2000

Revenue	$226,702	$84,310	$—	$311,012

Impairment, restructuring loss and related expenses	—	1,500	—	1,500

Operating profit (loss)	40,974	13,013	(6,072)	47,915

Depreciation and amortization	10,751	5,324	—	16,075

Net interest income	4,395	1,529	—	5,924

Net operating assets	132,940	62,717	154,352	350,009

For the nine months ended September 30, 1999

Revenue	$213,931	$115,254	$—	$329,185

Impairment, restructuring and related expenses	21,636	48,030	—	69,666

Operating profit (loss)	2,483	(35,144)	(6,378)	(39,039)

Depreciation and amortization	9,187	7,894	—	17,081

Net interest income	1,750	876	—	2,626

Net operating assets	108,018	42,648	155,121	305,787

Item 2.     Management’s Discussion and Analysis of Financial Condition and
                 Results of Operations

Components of Revenue and Expenses

      Revenue. The Company’s Merchant Services revenue is primarily derived from fees paid by merchants for the authorization and settlement of credit and debit card transactions. Revenue is recorded net of interchange fees charged by the credit card associations. Corporate Outsourcing Solutions provides a variety of financial and administrative processing solutions to large corporate customers in three primary industries: Healthcare, Travel and Financial Services. These solutions include financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting. A portion of Corporate Outsourcing Solutions revenue is derived from an exclusive long-term contract with the Airlines Reporting Corporation (ARC) under which the Company is compensated on a “cost plus” basis. A small portion of revenue for both segments is derived from earnings on customer cash balances.

      Expenses. Expenses include all costs of providing services to customers. The most significant components of expenses are assessment fees, authorization fees, data processing expenses, wages and benefits, and general and administrative expenses.

Results of Operations

      The Company divested certain business units during 1999 in order to focus on its core business lines. Accordingly, the segment results presented below for the comparison of 2000 to 1999 segregate the operating performance for the remaining core business lines versus those that were divested. The segment profits as presented herein differ from the operating profits presented in Note 5 in the accompanying consolidated financial statements due to the segregation of nonrecurring items and divested business lines.

Three Months Ended September 30, 2000 Compared to Three Months Ended
September 30, 1999

	2000		1999		Change

(Dollars in thousands)		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenue:

Merchant Services	$79,687	73%	$66,119	70%	$13,568	21%

Corporate Outsourcing Solutions	28,945	27	28,790	30	155	1

Total Revenue	108,632	100	94,909	100	13,723	14

Operating Expenses:

Merchant Services	64,372	81	56,924	86	7,448	13

Corporate Outsourcing Solutions	23,114	80	24,245	84	(1,131)	(5)

Total Operating Expenses	87,486	81	81,169	86	6,317	8

Segment Profit:

Merchant Services	15,315	19	9,195	14	6,120	67

Corporate Outsourcing Solutions	5,831	20	4,545	16	1,286	28

Total Segment Profit	21,146	19	13,740	14	7,406	54

Other General and Administrative
Expenses	2,218	2	3,112	3	(894)	(29)

Net Interest Income	2,231	2	2,042	2	189	9

Income Before Taxes	21,159	19	12,670	13	8,489	67

Provision for Income Taxes	8,175	8	4,349	5	3,826	88

Net Income	$12,984	12	$8,321	9	$4,663	56

Merchant Services

     Revenue increased 21% to $79.7 million from $66.1 million. Transaction and dollar volume processed increased 24% and 21%, respectively, primarily due to new customer accounts, including the acquisition of a merchant processing portfolio on December 31, 1999, and increased volume from existing customers.

     Operating expenses increased 13% to $64.4 million from $57.0 million primarily due to increased volume. Operating margins as a percentage of revenue increased to 19% from 14%, primarily due to increased revenue from higher-margin regional merchants, economies of scale from increased volumes and improved pricing related to vendor negotiations. In addition, the 1999 period contained testing and remedition expenses for Year 2000 that did not re-occur in 2000. Due primarily to the factors outlined above, segment profit for the quarter ended September 30, 2000 increased 67% to $15.3 million in 2000 from $9.2 million in 1999.

Corporate Outsourcing Solutions

     Revenue increased 1% to $28.9 million from $28.8 million. The Company experienced additional revenue from volume growth in the Healthcare business line and certain products within the Travel business line. However, these additional revenues were mostly offset by expected volume decreases in other product lines resulting from the continuing conversion from paper to electronic ticketing and reporting in the airline industry, which reduces the demand for the Company’s data capture services.

     Operating expenses decreased 5% to $23.1 million from $24.2 million due primarily to cost containment initiatives. As a result of the items discussed above, segment profit for the quarter ended September 30, 2000 increased 28% to $5.8 million from $4.5 million in 1999.

Other General and Administrative Expenses

     Other general and administrative expenses are comprised of corporate expenses that are not included in the determination of segment profit for the business segments. For the quarter ended September 30, 2000, these expenses decreased 29% to $2.2 million from $3.1 million in 1999, due primarily to legal expenses incurred in the 1999 quarter that did not recur in 2000.

Net Interest Income

     Net interest income for the third quarter increased to $2.2 million from $2.0 million for the same period of 1999 due to the increased level of cash and investments as well as rising interest rates. The increased levels of cash and investments were due primarily to cash flow from operations.

Provision for Income Taxes

     The effective tax rate was 38.6% for the third quarter of 2000 compared to 34.3% for the same period a year ago. This increase is due primarily to recording income tax on all foreign income at its U.S. statutory rate in 2000, as well as an increase in U.S. income versus offshore income, which is additionally subject to state and local taxation. The increase in the effective tax rate in the third quarter of 2000 was partially offset by $0.3 million due to a reduction in the valuation allowance for state net operating loss carryforwards.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

	2000			1999			Change

			% of			% of
(Dollars in thousands)	Amount		Revenues	Amount		Revenues	Amount	%

Revenue:

Merchant Services	$226,702		73%	$189,638		58%	$37,064	20%

Corporate Outsourcing Solutions	84,310		27	82,212		25	2,098	3

Total Core Revenue	311,012		100	271,850		83	39,162	14

Divested Business Lines	—		—	57,335		17	(57,335)	(100)

Total Revenue	311,012		100	329,185		100	(18,173)	(6)

Operating Expenses:

Merchant Services	185,728		82	166,089		88	19,639	12

Corporate Outsourcing Solutions	69,797		83	68,429		83	1,368	2

Core Operating Expenses	255,525		82	234,518		86	21,007	9

Divested Business Lines	—		—	57,662		101	(57,662)	(100)

Total Operating Expenses	255,525		82	292,180		89	(36,655)	(13)

Segment Profit (Loss):

Merchant Services	40,974		18	23,549	(1)	12	17,425	74

Corporate Outsourcing Solutions	14,513	(4)	17	13,783	(2)	17	730	5

Total Core Segment Profit	55,487		18	37,332		14	18,155	49

Divested Business Lines	—		—	(327	)(3)	(1)	327	(100)

Total Segment Profit	55,487		18	37,005		11	18,482	50

Other General and Administrative Expenses	6,072		2	6,378		2	(306)	(5)

Net Interest Income	5,924		2	2,626		1	3,298	126

Income Before Taxes and Nonrecurring Items	55,339		18	33,253		10	22,086	66

Nonrecurring Items:

Impairment, Restructuring and Related Expenses	(1,500)		—	(69,666)		(21)	68,166	NM

Income (Loss) Before Taxes	53,839		17	(36,413)		(11)	90,252	NM

Provision for Income Taxes	20,831		7	11,478		3	9,353	NM

Net Income (Loss)	$33,008		11	$(47,891)		(15)	$80,899	NM

NM — Not meaningful

(1) Excludes $0.5 million of restructuring charges related to facility closing.
(2) Excludes $1.7 million of restructuring charges related to facility closing.
(3) Excludes $67.4 million of impairment and related expenses for the business lines divested in the first half of 1999 (Freight, Payables, Remittance and Check Services).
(4) Excludes $1.5 million charge for site consolidation initiatives.

	2000		1999			Change

(Dollars in thousands,	Amount	%	Amount	%	Amount	%
except per share amounts)

Excluding Nonrecurring Items:

Pre-Tax Income	$55,339	100%	$33,253	100%	$22,086	66%

Taxes	21,356	39	11,006	33	10,350	94

Net Income	$33,983	61	$22,247	67	$11,736	53

Per Share — Diluted	$0.67		$0.44		$0.23	52

Nonrecurring Items:

Pre-Tax Income (Loss)	$(1,500)	100	$(69,666)	100%	$68,166	NM

Taxes	(525)	35	472	(1)	(997)	NM

Net Income (Loss)	$(975)	65	$(70,138)	101	$69,163	NM

Per Share — Diluted	$(0.02)		$(1.38)		$1.36	NM

Total:

Pre-Tax Income (Loss)	$53,839	100%	$(36,413)	100%	$90,252	NM

Taxes	20,831	39	11,478	(32)	9,353	NM

Net Income (Loss)	$33,008	61	$(47,891)	132	$80,899	NM

Per Share — Diluted	$0.65		$(.94)		$1.59	NM

NM — Not meaningful

Nine months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Merchant Services

      Revenue for the core business line increased 20% to $226.7 million from $189.6 million. Transaction and dollar volume increased 26% and 21%, respectively, primarily due to new customer accounts, including the acquisition of a merchant processing portfolio on December 31, 1999, and increased volume from existing customers.

      Operating expenses for the core business line increased 12% to $185.7 million from $166.1 million primarily due to increased volume. Operating margins as a percentage of revenue increased to 18% from 12%, primarily due to increased revenue from higher-margin regional merchants, economies of scale from increased volumes and improved pricing related to vendor negotiations. In addition, the 1999 period contained testing and remedition expenses for Year 2000 that did not re-occur in 2000. Due primarily to the factors outlined above, segment profit for the nine months ended September 30, 2000, increased 74% to $41.0 million in 2000 from $23.5 million in 1999.

Corporate Outsourcing Solutions

      Revenue for the core business lines increased 3% to $84.3 million from $82.2 million. The Company experienced additional revenue from volume growth in the Healthcare business line and certain products within the Travel business line. However, these additional revenues were mostly offset by expected volume decreases in other product lines resulting from the continuing conversion from paper to electronic ticketing and reporting in the airline industry, which reduces the demand for the Company’s data capture services.

      Operating expenses for the core business lines increased 2% to $69.8 million from $68.4 million due primarily to increased volumes, as well as severance expense of $0.5 million recorded in the first quarter of 2000. As a result of the items discussed above, segment profit for the nine months ended September 30, 2000 increased 5% to $14.5 million in 2000 from $13.8 million in 1999.

Other General and Administrative Expenses

      Other general and administrative expenses are comprised of corporate expenses that are not included in the determination of segment profit for the business segments. For the nine months ended September 30, 2000, these expenses decreased 5% to $6.1 million in 2000 from $6.4 million in 1999, due primarily to legal expenses incurred in 1999 that did not recur in 2000.

Divested Business Lines

      Divested business lines are comprised of the Remittance, Payables, Freight (all formerly part of the Corporate Outsourcing Solutions segment) and Check Services (formerly part of the Merchant Services segment) business lines that were sold by the Company in the first half of 1999. Segment loss for the divested business lines was $0.3 million in the nine months ended September 30, 1999.

Net Interest Income

      Net interest income for the nine months ended September 30, 2000 increased to $5.9 from $2.6 million for the same period in 1999 due to the increased level of cash and investments as well as rising interest rates. The increased levels of cash and investments were due to the receipt of sale proceeds from the business lines that were divested in the second quarter of 1999 and cash flow from operations.

Nonrecurring Items

      In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded related to site consolidation initiatives. The charge totaled $1.0 million after-tax, or $0.02 per share.

      During the quarter ended March 31, 1999, the Company recorded nonrecurring restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to two of the Company’s facilities which have been closed and consolidated into the Company’s other operating facilities. These charges decreased net income and earnings per share by approximately $1.8 million and $.04, respectively. At September 30, 2000, the remaining liability was $0.2 million and related primarily to future severance payments for approximately 40 employees.

      During the first half of 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Services business lines and recorded impairment losses and related expenses of $67.4 million related to the sale and wind-down of these business lines. The charges decreased net income and earnings per share for the nine months ended September 30, 1999 by $68.3 million and $1.35, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check business lines for $44.3 million. At September 30, 2000, the Company had $1.1 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments, rent subsidies and legal claims. For the nine months ended September 30, 1999, these divested business units had revenues of $57.3 million.

Provision for Income Taxes

      Excluding the impact of nonrecurring items, the effective tax rate was 38.6% for the nine months ended September 30, 2000 compared to 33.1% for the same period a year ago. This increase is due primarily to recording income tax on all foreign income at its U.S. statutory tax rate in 2000, as well as an increase in U.S. income versus offshore income, which is additionally subject to state and local taxation. The increase in the effective tax rate in the first nine months of 2000 was partially offset by $0.9 million due to a reduction in the valuation allowance for state net operating loss carryforwards.

      The overall effective tax rate for 1999 included the effect of the write-off of $65.7 million of nondeductible goodwill related to the divested business lines.

Seasonality

      The Company experiences seasonality in its businesses. The Company typically realizes higher revenues in the third and fourth calendar quarters and lower revenues in the first calendar quarter, reflecting increased transaction volume and travel in the summer and holiday months and decreased transaction volume during the quarter immediately following the holiday seasons.

Liquidity and Capital Resources

      The Company’s primary uses of capital include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, and/or borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts for computer hardware and software, scanning and other document processing equipment as well as leasehold improvements to operating facilities. During the nine month period ended September 30, 2000, the Company’s capital expenditures totaled $8.8 million. Such expenditures were financed from operating cash flow, which totaled approximately $61.7 million for the nine month period. Operating cash flow during the nine month period ended September 30, 1999 totaled $79.0 million and capital expenditures were $11.7 million. Operating cash flow was less in the 2000 period compared to 1999 due to the timing of certain cash payments related to income taxes. It is anticipated that future capital expenditures will be funded with operating cash flow.

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

      The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors which are shown on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled approximately $30.6 million and $22.2 million as of September 30, 2000 and December 31, 1999, respectively.

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

Item 3.   Defaults Upon Senior Securities (None)

Item 4.   Submission of Matters to a Vote of Security Holders (None)

Item 5.   Other Information (None)

Item 6.   Exhibits and Reports on Form 8-K:

a.          Exhibits

27.1      Financial Data Schedule

b.         Reports on Form 8-K

      July 18, 2000: On July 17, 2000, the Registrant issued a press release reporting earnings for the quarter and six months ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: November 13, 2000	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett President and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)