Form 10-K
period 2000-12-31
NATIONAL PROCESSING INC
filed 2001-02-21
CIK 1016277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
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

National Processing, Inc. Common Stock, No Par Value

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2001 was $129,418,036. The market value calculation was determined using the closing sale price of the Registrant’s common stock on January 31, 2001, as reported on the New York Stock Exchange.

      The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2001 was 50,941,460.

Documents Incorporated by Reference:

      Portion’s of the Registrant’s Proxy Statement (to be dated approximately March 28, 2001) are incorporated by reference into Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, of Part III.

PART I

Item 1.  Business

      National Processing, Inc. (the “Company” or “Registrant”), through its wholly-owned operating subsidiaries which are collectively referred to as National Processing Company (“NPC”), operates two business segments — Merchant Card Services and Corporate Outsourcing Solutions.

      Merchant Card Services authorizes, processes and performs financial settlement of card transactions including credit, debit and electronic benefits transfer (“EBT”). Merchant Card Services provides services to virtually every industry that accepts cards for payment settlement and represented approximately 74% of the Company’s revenue in 2000. Merchant Card Services currently provides services to over 500,000 merchant locations primarily in the United States.

      Corporate Outsourcing Solutions provides a variety of financial and administrative processing solutions to large corporate customers, primarily in three industries: travel, healthcare and financial services. These solutions include financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting. Corporate Outsourcing Solutions represented approximately 26% of the Company’s revenue in 2000 and had processing locations in the United States, Mexico and the Caribbean.

      The Company is an Ohio corporation that is 87% owned by National City Corporation, a financial holding company headquartered in Cleveland, Ohio (“National City”). The Company maintains operations, employees and contracts substantially independent of National City’s other operating subsidiaries. The Company and National City are parties to agreements pursuant to which National City and its subsidiaries provide the Company, and the Company provides National City and its subsidiaries, certain administrative support, operations, and processing services. The Company is also a party to a tax sharing agreement and a registration rights agreement with National City.

      See Segment Reporting, Note M to the Consolidated Financial Statements, for additional financial disclosures of the Company’s operating segments and foreign operations.

Industry Overview

  Merchant Card Services

      The merchant card processing industry provides retailers and other merchants with card-based payment authorization, capture, settlement, exception processing and other related services. The industry has enjoyed significant growth over the last ten years due to wider merchant acceptance of card-based settlement products and increased consumer usage of card-based payment services.

      NPC provides a diversified product mix to meet a wide range of customer needs, including:

•	Processing of all credit card types

•	Authorization and settlement

•	Chargeback prevention and handling

•	Point of Sale (POS) hardware and software

•	On-line/off-line debit card acquiring

•	Electronic Benefits Transfer (EBT)

•	Customized reporting formats/data management

•	Call-center services

•	E-commerce solutions

      NPC provides services to a wide array of customers in virtually every industry, including retailers, supermarkets, restaurants, petroleum and convenience stores, airlines, hospitality and e-commerce. NPC is the second largest provider of merchant card processing services in the United States. In 2000, NPC processed 2.8 billion transactions (including approximately one out of every six Visa® and MasterCard® transactions in the U.S.) and settled $127 billion in merchant card sales. NPC currently services over 500,000 merchant locations nationwide.

      The merchant card processing market is generally divided into two markets: national and regional merchants including smaller “mom and pop” merchants. Since 1997, NPC has deployed a dual strategy focused on growing both markets. On December 31, 1999, the Company increased its market share of regional merchants by acquiring a merchant processing portfolio from Heartland Payment Systems LLC. In 2000, approximately 56% of merchant card processing revenue was from regional merchants.

      On January 8, 2001, the Company further expanded its market share of regional merchants by acquiring the merchant services business units from several National City affiliates.

      Merchant Card Services revenue was $317.9 million which represented approximately 74% of the Company’s revenue in 2000. Total transaction volume increased by 26% to 2.8 billion in 2000. Total dollar settlement volume increased by 22% to $127 billion in 2000.

      Merchant Card Services uses various sales and marketing channels for both its national and regional customers. The Company employs approximately 300 sales representatives who focus on direct marketing channels. In addition, the Company sells its services through approximately 575 third-party relationships such as independent sales offices and community banks.

      The merchant card processing market is extremely competitive, which results in pricing pressure and creates the need for continuous improvement in technology both to satisfy customer demands and to reduce operating costs. The costs to meet merchant requirements for improved service and satisfy the demand for additional technology-driven applications combined with the scale-driven nature of the industry have made it difficult for small-scale transaction processors to remain competitive and has led to consolidation in the industry. NPC competes in this industry by focusing on lowering the merchant’s “total cost of card acceptance”, which includes minimizing interchange and processing fees assessed by third parties. NPC also focuses on providing superior products and outstanding service.

      According to published industry sources, the five largest card processors handle over 70% of the transaction and dollar volume in the United States. The remaining market is highly fragmented among smaller merchant service providers. As a result, the transaction processing industry will likely continue to undergo consolidation.

  Corporate Outsourcing Solutions

      The business process outsourcing industry provides a variety of financial and administrative processing solutions to large corporate customers. These solutions include financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting. Corporate Outsourcing Solutions revenue was $109.4 million which represented approximately 26% of the Company’s revenue in 2000. Corporate Outsourcing Solutions currently focuses on three industries: travel, healthcare and financial services.

      In the travel industry, the Company provides a variety of outsourcing services to airlines, hotels, travel agents, cruise lines and car rental companies. NPC performs image scanning and data capture, storage and retrieval services for major airlines in the United States. The Company, through an exclusive long-term “cost-plus” contract with the Airlines Reporting Corporation (“ARC”), provides payment settlement services for all airline tickets sold by travel agents in the United States. In addition, NPC provides an industry-wide global payment system for consolidating and processing business to business commission payments for all car rental companies as well as for the hotel, cruise line and airline industries. These services are provided primarily in the Company’s Mexico and United States locations.

      In the healthcare industry, the Company provides image scanning and data capture, storage and retrieval services for many of the nation’s largest healthcare insurers. NPC uses high-speed digital communication networks, image scanning technology, and offshore data entry facilities to process healthcare claims for these insurers. These services are provided primarily in the Company’s Caribbean locations.

      NPC services the financial services industry by providing data capture, application processing, mailroom and other services for the largest credit card issuers and financial institutions in the United States. These services are primarily performed in the Company’s Mexican and Caribbean locations.

      During 2000, a non-cash pre-tax impairment charge of $7.1 million was recorded for goodwill and fixed assets related to a small product line within the Corporate Outsourcing Solutions segment. In the fourth quarter of 2000, the Company received a contract cancellation notice from its largest customer for this product line. At that time, management decided to divest or exit the product line and recorded impairment charges of $6.7 million for goodwill and $0.4 million for fixed assets. This charge totaled $4.6 million after-tax or $0.09 per share. This product line contributed $5.7 million of revenue and $2.0 million in operating profit in 2000 and is expected to be exited in the first half of 2001.

      The business process outsourcing industry experiences considerable competition in the marketplace, which has resulted in additional focus on economies of scale. In addition to competition, the cost of advancing technology and customer demand for a broad product line have caused consolidation among transaction processing providers. NPC competes in this industry by focusing on price, quality and customer service.

Regulation

      As a result of National City’s ownership in the Company and as long as National City has a controlling interest, the Company is subject to banking laws, regulations and orders (collectively, the “Banking Laws”). For example, the Company is subject to the supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”), one of the principal regulatory bodies having jurisdiction over National City.

      The FRB reviews acquisitions and new businesses to be engaged in by the Company, and the FRB’s written approval is required for the Company to consummate an acquisition. Pursuant to the Bank Holding Act, the Company shall not engage in any activity, or own, control, or have the power to vote more than 5% of any class of voting security of any company engaged in any activity (i) for which the Bank Holding Act requires a bank holding company to receive prior approval from the FRB without such approval having been obtained, or (ii) that would cause the Company or any affiliate of the Company to violate any regulation, administrative order, or court order made pursuant to the Bank Holding Act. If at any time it is determined that any activity conducted by the Company or any subsidiary does not comply with the requirements of the Bank Holding Act, the Company is required to take all reasonable steps to cease such activity, or to divest any ownership or control position. If National City is unable to obtain the necessary consent or approval for any business activity substantially different from those business activities the Company currently conducts, then the Company may not engage in any of those new business activities or proceed with the contemplated acquisition of a business that would engage in such new activities. The Company does not believe, however, that either the Banking Laws or the Bank Holding Act will impede the manner in which the Company conducts its business or its product and service offerings, although there can be no assurance that the Banking Laws or Bank Holding Act will not have such an effect.

      The Company is also subject to various other federal, state, local and foreign laws, orders and regulations applicable to the Company’s operations in the jurisdictions where it conducts business. Where applicable, regulators and other persons are authorized to seek remedies against entities such as the Company for violations of such laws.

      Through National City Bank of Kentucky, (“NCBK”), which serves as a member bank for the Company, the Company is registered with VISA® and MasterCard® as a certified processor and member service provider. As a result, the Company must adhere to the standards of the VISA® and MasterCard® credit card associations or risk suspension or termination of its designation and/or status. There can be no assurance that (i) VISA® and MasterCard® will maintain the Company’s registrations; (ii) the current VISA® and MasterCard® rules allowing the Company and other non-bank transaction processors to market and provide transaction processing services will remain in effect; or (iii) VISA® and MasterCard® will continue to interpret their rules as they have done in the past, which may have an impact on the Company’s business operations. NCBK is a wholly-owned subsidiary of National City.

Employees

      As of December 31, 2000, the Company and its subsidiaries had approximately 7,000 full-time and part-time employees.

      Corporate Outsourcing Solutions has significant production operations in international locations, including Juarez, Mexico, the Dominican Republic, and Jamaica. As of December 31, 2000, international operations employed approximately 75% of the Company’s employees.

Seasonality

      The Company experiences seasonality in certain businesses and typically realizes higher revenue in the third and fourth calendar quarters reflecting increased transaction volume in the summer and holiday months.

Item 2.  Properties

      The Company leases its processing facility in Louisville, Kentucky, consisting of approximately 223,000 square feet, from National City Bank of Kentucky. (See Transactions with Affiliates, Note E to Consolidated Financial Statements). The Company’s lease for the Louisville processing facility expires on February 28, 2019. The Company’s Juarez operation owns four properties totaling 225,000 square feet. The Company’s other processing facilities have varying lease expiration terms and range in size from 10,000 square feet to 75,000 square feet and are located throughout the United States, Dominican Republic, Jamaica, and Mexico. The Company’s 33 marketing and sales offices have varying lease expiration terms and range in size from 100 square feet to 4,400 square feet and are located throughout the United States. All properties leased and owned by the Company are in good repair and suitable condition for the purposes for which they are used. The Company periodically reviews its overall facility needs in order to add or delete capacity based on the needs of its individual product lines.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock is traded on the New York Stock Exchange under the symbol NAP. The quarterly high and low trade price and the final day’s closing price of the Company’s common stock for each of the quarterly periods in 2000 and 1999 were:

	High	Low	Close

Year Ended December 31, 2000

First Quarter	$10.375	$7.125	$9.500

Second Quarter	12.500	9.250	12.500

Third Quarter	14.375	10.750	13.938

Fourth Quarter	20.875	13.313	17.000

Year Ended December 31, 1999

First Quarter	$6.875	$4.500	$4.500

Second Quarter	10.375	4.000	10.125

Third Quarter	10.563	8.000	9.000

Fourth Quarter	9.250	7.813	8.875

      The number of holders of record of the Company’s common stock as of January 31, 2001 was 64. The Company believes it has significantly more than 64 beneficial holders of its common stock.

      The Company has never declared or paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The declaration and payment of cash dividends on the Company’s common stock is at the discretion of the Company’s Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, borrowing covenants and other factors deemed relevant.

      The name and address of the Company’s common stock transfer agent and registrar is National City Bank (a wholly-owned subsidiary of National City), Corporate Trust Operations, P.O. Box 92301, Locator 5352, Cleveland, Ohio, 44139-0900, (800.622.6757).

      Investors or analysts requiring further information should contact:

David E. Fountain
Chief Financial Officer
1231 Durrett Lane
Louisville, KY 40213-2008
(502.315.3311)

Item 6.  Selected Financial Data

      The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(in millions, except per share data)

Income Statement Data:(1)

Revenue	$427.3	$431.0	$483.2	$405.7	$373.7

Net Income (Loss) (2)	43.4	(37.4)	15.3	21.1	31.4

Basic and Diluted Net Income (Loss) per Common Share	0.85	(0.74)	0.30	0.42	0.68

Average Shares Outstanding-Diluted	51.0	50.7	50.7	50.7	46.1

Balance Sheet Data:(1)

Working Capital	$184.2	$124.4	$72.4	$79.3	$178.8

Goodwill	79.4	88.4	171.5	170.3	70.6

Total Assets	477.5	429.2	512.4	523.3	418.6

Long-Term Obligations	3.2	6.0	8.7	8.1	4.5

Total Liabilities	115.9	112.8	159.7	186.4	102.9

Shareholders’ Equity	361.6	316.4	352.7	336.8	315.7

(1)	This financial data includes the impact of the following acquisitions during the periods presented: on February 4, 1997, the Company acquired NTA, Inc., a freight payment processing company; on June 18, 1997, the Company acquired the operating assets and liabilities of InTraCon, Inc., a freight payment processing company; on June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare claim form processing company; on September 30, 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company; on October 24, 1997, the Company acquired 79.6% of the outstanding shares of FA Holdings, Inc., a debit and credit card processor; (the Company acquired the remaining outstanding shares of FA Holdings, Inc. on January 2, 1998); on January 15, 1998, the Company acquired JBH Travel Audit Inc., a commission collections company which audits commissions payable to travel agencies; on December 31, 1999, the Company acquired a regional merchant processing portfolio from Heartland Payment Systems LLC. Each of these transactions were accounted for as purchases; accordingly, the results of operations are included in the consolidated statements of operations from the respective acquisition dates.

Effective April 1, 1999, the Company sold its Freight and Payables business lines. Effective June 1, 1999, the Company sold its Check Acceptance and Remittance business lines.

(2)	Included in net income (loss) are certain nonrecurring items summarized as follows: for 2000, $8.6 million ($5.6 million after-tax) of impairment and site consolidation expenses; for 1999, $71.7 million (also $71.7 million after-tax) of impairment, restructuring and related expenses; for 1998, $1.4 million ($0.8 million after-tax) of net gains related to contract terminations; for 1997, $13.3 million ($8.1 million after-tax) of impairment, restructuring and related expenses; for 1996, $3.9 million ($2.3 million after-tax) of gain related to a contract termination.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Components of Revenue and Expenses

      Revenue. The Company’s Merchant Card Services revenue is primarily derived from fees paid by merchants for the authorization, processing and settlement of credit and debit card transactions. Fees are generated either on a per transaction basis or on a “discount” basis which is a percent of dollar volume processed. Revenue is recorded net of interchange fees charged by the credit card associations as such costs are not controlled by the Company.

      Corporate Outsourcing Solutions revenue is generated from a variety of financial and administrative processing solutions provided to customers. These solutions include financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting. A portion of Corporate Outsourcing Solutions revenue is derived from an exclusive long-term contract with Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis.

      A small portion of revenue is derived from earnings on customer cash balances, which are maintained pursuant to contract terms.

      Expenses. Expenses include costs of providing services to customers including wages and personnel costs, assessment fees, authorization fees, data processing costs, and general and administrative expenses.

Results of Operations

      The Company’s operating results are presented below in the manner in which they are viewed by management. The Company divested certain business units during 1999 in order to focus on its core business lines. Accordingly, the segment results presented below segregate the operating performance for the remaining core business lines, versus those that were divested. The segment operating profits as shown below exclude certain nonrecurring items. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

	2000		1999		Change

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands, except per share amounts)

Revenue:

Merchant Card Services	$317,853	74%	$264,479	61%	$53,374	20%

Corporate Outsourcing Solutions	109,408	26	109,170	26	238	—

Total Core Revenue	427,261	100	373,649	87	53,612	14

Divested Business Lines	—		57,335	13	(57,335)	NM

Total Revenue	427,261	100	430,984	100	(3,723)	(1)

Expenses:

Merchant Card Services	263,485	83	231,660	88	31,825	14

Corporate Outsourcing Solutions	93,033	85	93,351	86	(318)	—

Total Core Expenses	356,518	83	325,011	87	31,507	10

Divested Business Lines	—		58,476	102	(58,476)	NM

Total Expenses	356,518	83	383,487	89	(26,969)	(7)

Operating Profit (Loss):

Merchant Card Services	54,368	17	32,819	12	21,549	66

Corporate Outsourcing Solutions	16,375	15	15,819	14	556	4

Total Core Operating Profit	70,743	17	48,638	13	22,105	45

Divested Business Lines	—	—	(1,141)	(2)	1,141	NM

Total Operating Profit	70,743	17	47,497	11	23,246	49

Net Interest Income	8,282	2	4,454	1	3,828	86

Income Before Taxes and Nonrecurring Items	79,025	18	51,951	12	27,074	52

Nonrecurring Items:

Impairment, Restructuring and Related Expenses	(8,572)	(2)	(71,691)	(17)	63,119	NM

Income (Loss) Before Taxes	70,453	16	(19,740)	(5)	90,193	NM

Provision for Income Taxes	27,066	6	17,678	4	9,388	NM

Net Income (Loss)	$43,387	10	$(37,418)	(9)	$80,805	NM

	2000		1999		Change

	Amount	%	Amount	%	Amount	%

Excluding Nonrecurring Items:

Pre-Tax Income	$79,025	100.0%	$51,951	100.0%	$27,074	52%

Taxes	30,066	38.0	17,622	33.9	12,444	71

Net Income	$48,959	62.0	$34,329	66.1	$14,630	43

Per Share — Diluted	$0.96		$0.68		$0.28	41

Nonrecurring Items:

Pre-Tax Income (Loss)	$(8,572)	100.0%	$(71,691)	100.0%	$63,119	NM

Taxes	(3,000)	35.0	56	—	(3,056)	NM

Net Income (Loss)	$(5,572)	65.0	$(71,747)	100.0	$(66,175)	NM

Per Share — Diluted	$(0.11)		$(1.42)		$1.31	NM

Total:

Pre-Tax Income (Loss)	$70,453	100.0%	$(19,740)	NM	$90,193	NM

Taxes	27,066	38.4	17,678	NM	9,388	NM

Net Income (Loss)	$43,387	61.6	$(37,418)	NM	$80,805	NM

Per Share — Diluted	$0.85		$(0.74)		$1.59	NM

NM — Not meaningful

  Merchant Card Services

      Revenue for 2000 increased 20% to $317.9 million from $264.5 million in 1999. Transaction volume processed increased by 26% to 2.8 billion in 2000 from 2.2 billion in 1999. Dollar volume processed increased 22% to $127 billion in 2000 from $104 billion in 1999. Volume growth resulted from new customer accounts, including the acquisition of a merchant processing portfolio from Heartland Payment Systems LLC on December 31, 1999, and increased volume from existing accounts.

      Expenses increased 14% to $263.5 million in 2000 from $231.7 million in 1999 primarily due to customer base expansion and increased volumes. Operating margins as a percentage of revenue increased to 17% in 2000 from 12% in 1999, primarily due to increased revenue from higher-margin regional merchants, economies of scale from increased volumes and cost savings initiatives. In addition, 1999 contained testing and remediation expenses for Year 2000 that did not recur in 2000. Due primarily to the factors listed above, operating profits increased 66% to $54.4 million in 2000 from $32.8 million in 1999.

  Corporate Outsourcing Solutions

      Revenue was $109.4 million in 2000 compared to $109.2 million in 1999. The Company generated additional revenue due to volume growth in the healthcare product line and price increases in certain of the travel product lines. However, these revenue increases were mostly offset by anticipated volume decreases in other product lines due primarily to continuing conversion from paper to electronic ticketing and reporting in the airline industry, which reduced the demand for the Company’s data capture services.

      Operating expenses were $93.0 million in 2000 down slightly from $93.4 million in 1999 due to cost savings initiatives and product line mix changes. Operating margins as a percentage of revenue increased to 15% in 2000 from 14% in 1999. Operating profits increased 4% to $16.4 million in 2000 from $15.8 million in 1999.

  Divested Business Lines

      Divested business lines are comprised of the Remittance, Payables, Freight and Check Acceptance business lines that were sold by the Company in the first half of 1999. Operating loss for the divested business lines was $1.1 million for the year ended December 31, 1999.

  Net Interest Income

      Net interest income increased to $8.3 million in 2000 from $4.5 million in 1999 due to increased level of cash and investments as well as rising interest rates during 2000 compared to 1999. The increased levels of cash and investments were due primarily to the receipt of sale proceeds from the business lines that were divested in the first half of 1999, as well as cash flow from operations.

  Nonrecurring Items

      During 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives. The charge totaled $1.0 million after-tax, or $0.02 per share. At December 31, 2000, the Company had $0.4 million remaining relating primarily to future lease payments recorded in other accrued liabilities.

      During 2000, a non-cash pre-tax impairment charge of $7.1 million was recorded for goodwill and fixed assets related to a small product line within the Corporate Outsourcing Solutions segment. In the fourth quarter of 2000, the Company received a contract cancellation notice from its largest customer for this product line. At that time, management decided to divest or exit the product line and recorded impairment charges of $6.7 million for goodwill and $0.4 million for fixed assets. This charge totaled $4.6 million after-tax or $0.09 per share. This product line contributed $5.7 million of revenue and $2.0 million of operating profit in 2000 and is expected to be exited in the first half of 2001.

      During 1999, the Company recorded restructuring charges of $2.2 million, including $1.9 million for severance expense for approximately 540 employees and $0.3 million for other costs. These charges related to the closure and relocation of certain operating facilities. The charges decreased 1999 net income and earnings per share by $1.8 million and $0.04, respectively. As of December 31, 2000, all severance and other costs related to this charge have been paid.

      During 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Acceptance business lines and recorded pre-tax impairment losses and associated expenses of $69.5 million related to the sale and wind-down of these business lines. The charges decreased 1999 net income and earnings per share by $69.9 million and $1.38, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check Acceptance business lines for $44.3 million. At December 31, 2000, the Company had $0.8 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for future severance payments and legal matters.

  Provision for Income Taxes

      Excluding the impact of nonrecurring items, the effective tax rate was 38.0% for 2000, compared to 33.9% for 1999. Pre-tax income for 1999 included a larger percentage of foreign income which was taxed at lower rates. In 2000, there was an increase in U.S. income, versus foreign income, which is additionally subject to state and local taxation. The increase in the effective tax rate for 2000 was partially offset by $1.1 million due to a reduction in the valuation allowance for state net operating loss carryforwards.

      The overall effective rate for 1999 included the effect of the write-off of $65.7 million of nondeductible goodwill related to the divested business lines.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

	1999		1998		Change

		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

	(Dollars in thousands, except per share amounts)

Revenue:

Merchant Card Services	$264,479	61%	$225,004	47%	$39,475	18%

Corporate Outsourcing Solutions	109,170	26	99,715	21	9,455	9

Total Core Revenue	373,649	87	324,719	67	48,930	15

Divested Business Lines	57,335	13	158,474	33	(101,139)	(64)

Total Revenue	430,984	100	483,193	100	(52,209)	(11)

Expenses:

Merchant Card Services	231,660	88	206,422	92	25,238	12

Corporate Outsourcing Solutions	93,351	86	86,448	87	6,903	8

Total Core Expenses	325,011	87	292,870	90	32,141	11

Divested Business Lines	58,476	102	167,559	106	(109,083)	(65)

Total Operating Expenses	383,487	89	460,429	95	(76,942)	(17)

Operating Profit (Loss):

Merchant Card Services	32,819	12	18,582	8	14,237	77

Corporate Outsourcing Solutions	15,819	14	13,267	13	2,552	19

Total Core Operating Profit	48,638	13	31,849	10	16,789	53

Divested Business Lines	(1,141)	(2)	(9,085)	(6)	7,944	87

Total Operating Profit	47,497	11	22,764	5	24,733	109

Net Interest Income	4,454	1	924	—	3,530	382

Income Before Taxes and Nonrecurring Items	51,951	12	23,688	5	28,263	119

Nonrecurring Items:

Impairment, Restructuring and Related Expenses	(71,691)	(17)	—	—	(71,691)	NM

Gain on Customer Contract Termination, Net	—		1,400	—	(1,400)	NM

Income Before Taxes	(19,740)	(5)	25,088	5	(44,828)	NM

Provision for Income Taxes	17,678	4	9,838	2	7,840	NM

Net Income	$(37,418)	(9)	$15,250	3	$(52,668)	NM

	1999		1998		Change

	Amount	%	Amount	%	Amount	%

Excluding Nonrecurring Items:

Pre-Tax Income	$51,951	100.0%	$23,688	100.0%	$28,263	119%

Taxes	17,622	33.9	9,280	39.2	8,342	90

Net Income	$34,329	66.1	$14,408	60.8	$19,921	138

Per Share — Diluted	$0.68		$0.28		$0.40	138

Nonrecurring Items:

Pre-Tax Income (Loss)	$(71,691)	100.0%	$1,400	100.0%	$(73,091)	NM

Taxes	56	—	558	39.9	(502)	NM

Net Income (Loss)	$(71,747)	100.0	$842	60.1	$(72,589)	NM

Per Share — Diluted	$(1.42)		$0.02		$1.04	NM

Total:

Pre-Tax Income (Loss)	$(19,740)	NM	$25,088	100.0%	$(44,828)	NM

Taxes	17,678	NM	9,838	39.2	7,840	NM

Net Income (Loss)	$(37,418)	NM	$15,250	60.8	$(52,668)	NM

Per Share — Diluted	$(0.74)		$0.30		$1.04	NM

NM — Not meaningful

  Merchant Card Services

      Revenue for 1999 increased 18% to $264.5 million from $225.0 million in 1998 as a result of increased volumes, new customer accounts and improved pricing in the regional market. Expenses increased 12% to $231.7 million in 1999 from $206.4 million in 1998 due primarily to the customer base expansion and increased volumes. Operating margins as a percentage of revenue increased to 12% in 1999 from 8% in 1998 as a result of improved efficiencies and operating leverage. Operating profit increased 77% to $32.8 million in 1999 from $18.6 million in 1998.

  Corporate Outsourcing Solutions

      Revenue for 1999 increased 9% to $109.2 million from $99.7 million primarily as a result of new customer relationships and strong volume growth in the Healthcare product line. These revenue increases were partially offset by anticipated volume decreases in other product lines resulting from the continuing conversion from paper to electronic ticketing and reporting in the airline industry, which reduced the demand for the Company’s data capture services. Expenses increased 8% to $93.4 million from $86.4 million due primarily to the increase in volume. Operating margins as a percentage of revenue increased to 14% from 13% as a result of improved productivity and other cost saving initiatives that were implemented in early 1999, combined with improved operating leverage in the healthcare product line. As a result, operating profit increased 19% to $15.8 million in 1999 from $13.3 million in 1998.

  Divested Business Lines

      Divested business lines are comprised of the Remittance, Payables, Freight and Check Acceptance business lines that were sold by the Company in the first half of 1999. Operating loss for the divested business lines was $1.1 million in 1999 versus $9.1 million in 1998.

  Net Interest Income

      Net interest income increased to $4.5 million in 1999 from $0.9 million in 1998 due to the increased level of cash and investments during 1999 compared to 1998. The increased levels of cash and investments were due primarily to the receipt of sale proceeds from the business lines that were divested in the first half of 1999, as well as cash flow from operations.

  Nonrecurring Items

      During 1999, the Company recorded restructuring charges of $2.2 million, including $1.9 million for severance expense for approximately 540 employees and $0.3 million for other costs. These charges related to the closure and relocation of certain operating facilities. The charges decreased 1999 net income and earnings per share by $1.8 million and $0.04, respectively.

      During 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Acceptance business lines and recorded pre-tax impairment losses and associated expenses of $69.5 million related to the sale and wind-down of these business lines. The charges decreased 1999 net income and earnings per share by $69.9 million and $1.38, respectively.

      Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check Acceptance business lines for $44.3 million.

      The year 1998 includes a net gain from contract terminations in the amount of $1.4 million. This net gain is comprised of a $4.0 million one-time settlement fee related to the cancellation of a merchant card processing contract, partially offset by a $2.6 million loss recorded to write-off internally developed software and related costs following the cancellation of a customer contract in the Freight business line. This net gain increased 1998 net income and earnings per share by $0.8 million and $0.02, respectively.

  Provision for Income Taxes

      Excluding the impact of nonrecurring items, the effective tax rate was 33.9% for 1999 compared to 39.2% for 1998. The decrease was due primarily to increases in foreign income in 1999, which was taxed at lower rates. The overall effective tax rate, inclusive of the restructuring charges and impairment loss, was higher in 1999 due to the write-off of $65.7 million of non-deductible goodwill related to the divested business lines.

Liquidity and Capital Resources

      The Company’s primary uses of capital resources include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts for computers, external and internally developed software, scanning and other document processing equipment, as well as improvements to operating facilities. During 2000, the Company’s capital expenditures totaled $14.4 million. Such expenditures were financed from operating cash flow, which for 2000 totaled $47.0 million. Capital expenditures and operating cash flow for 1999 were $16.9 million and $60.6 million, respectively. Operating cash flow decreased in 2000 compared to 1999 due primarily to the timing of tax payments between the Company and National City. Adjusting for the timing of tax payments, operating cash flow was up 28% in 2000 compared to 1999. The Company expects capital expenditures for 2001 to be comparable to 2000 and will be principally used to enhance merchant card processing capabilities.

      On January 8, 2001, the Company acquired the merchant services business units from several National City affiliates.

      As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs are expected to be financed through operating cash flow and current cash balances.

      The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors that are recorded on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled $31.5 million and $22.2 million as of December 31, 2000 and 1999, respectively.

Forward Looking Statements and Risk Factors

      Item 1 (the sections entitled Industry Overview, Merchant Card Services, Corporate Outsourcing Solutions, and Regulation), Item 2 (entitled Properties), Item 3 (entitled Legal Proceedings), Item 5 (entitled Market for the Registrant’s Common Equity and Related Shareholder Matters), Item 7 (entitled Liquidity and Capital Resources), and Item 7A (entitled Quantitative and Qualitative Disclosure About Market Risk), contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Risks and uncertainties that could cause actual results to differ materially include, but are not limited to the following: the Company’s ability to execute its business plans; changes in general economic conditions in the United States and other relevant economies; changes in consumer spending habits; changes in the growth rate of the card processing industry from recent years; ability to execute the Company’s acquisition strategy; successful integration of acquisitions; consolidation in the banking, card processing or business outsourcing industries; consolidation of major customers or industries serviced; significant industry competition; renewal of major customer relationships; changes in interest rates or certain foreign currencies; governmental and economic stability in foreign countries in which the Company operates; unanticipated litigation or material changes in existing litigation, claims and assessments; organizational changes or loss of key management members; reliance on third party processing relationships; changes in banking regulations; changes in credit card association rules, regulations or operations; changes in other laws or regulations that impact the Company’s business; changes in accounting policies and procedures as may be required due to new accounting pronouncements of the Financial

Accounting Standards Board or other regulatory agencies; technological changes; timely and successful implementation of future processing systems projects; financial or other business impacts due to systems infiltrations; and successful business continuity plans.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  Derivative Instruments

      The Company does not use derivative instruments.

  Market Risk of Financial Instruments

      The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates, principally in the United States. At December 31, 2000, the Company had cash, Eurodollar deposits and restricted deposits on which interest income is earned. At December 31, 2000, the Company did not have any liabilities that were sensitive to interest rate changes. Future changes in interest rates will impact the Company’s earnings; however, management does not believe the changes will be significant.

Item 8.  Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements at Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The Executive Officers of the Company as of January 31, 2001 were as follows:

Name	Age	Position

Thomas A. Wimsett	36	President and Chief Executive Officer
Mark D. Pyke	40	Executive Vice President — Merchant Card Services
Norman M. Martin	57	Executive Vice President — Merchant Card Services Product Management
Robert C. Robins	59	Executive Vice President — Business Development
David E. Fountain	40	Senior Vice President — Chief Financial Officer

      An executive officer will serve until his successor is chosen and qualified. There is no family relationship between any of the executive officers.

      Mr. Wimsett was appointed President and Chief Executive Officer in September 1999. Mr. Wimsett previously served as Executive Vice President of NPC’s Merchant Card Services Division from 1997 to 1999 and as President of NPC Check Services from 1995 to 1997. Mr. Wimsett has held various management positions at NPC from 1983 to 1995.

      Mr. Pyke was appointed Executive Vice President — Merchant Card Services in October 1999 and was a Senior Vice President of the Merchant Card Services Division since 1998. Mr. Pyke held a variety of management positions in NPC’s Merchant Card Services Division from 1996 to 1998. Prior to joining NPC, Mr. Pyke spent four years with NaBANCO, a merchant credit card processing subsidiary of First Data Corporation.

      Mr. Martin was appointed as Executive Vice President — Merchant Card Services Product Management in January 2000. Mr. Martin previously served as President of Client Merchant Services for First Data Corporation from 1997 to 1998 and was an Executive Vice President for First Data Corporation from 1995 to 1997. Before working with First Data Corporation, Mr. Martin served in various positions at NPC for over 25 years.

      Mr. Robins was appointed Executive Vice President — Business Development in November 2000. Mr. Robins was employed by Visa U.S.A. since 1989 and served as Executive Vice President of Market Development and Acceptance from 1996 to 2000.

      Mr. Fountain was appointed Chief Financial Officer in October 1999. Mr. Fountain previously served as Senior Vice President — Chief Accounting Officer since 1998 prior to being named interim Chief Financial Officer in July 1999. Mr. Fountain held a variety of financial management positions with NPC from 1996 to 1998. Before working with NPC, from 1983 to 1995, Mr. Fountain held various financial management positions in the credit card industry with Total System Services, Inc., MBNA Corporation and Associates First Capital.

      The other information required by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2001.

Item 11.  Executive Compensation

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2001.

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements

2.  Financial Statement Schedules

      Omitted due to inapplicability or because required information is shown in the Company’s consolidated financial statements or notes thereto.

3.  Exhibits

      The index of exhibits has been filed as separate pages of the 2000 Form 10-K and is available to shareholders on request from the Secretary of the Company at the principal executive offices. Copies of the exhibits may be obtained at a cost of 30 cents per page.

(b)  Reports on Form 8-K

      October 16, 2000: The Registrant issued a press release reporting earnings for the quarter and nine months ended September 30, 2000.

      October 20, 2000: The Registrant issued a press release announcing that Paul Clark, executive vice president of National City’s fee businesses, was elected Chairman of the board of directors, succeeding Robert G. Siefers, vice chairman of National City. The Registrant also announced that James R. Bell, III, executive vice president of National City’s newly-formed Capital Markets unit, has resigned as a National Processing, Inc. board member.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2001.

NATIONAL PROCESSING, INC.

By:	/s/ DAVID E. FOUNTAIN

Senior Vice President and Chief
Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. WIMSETT Thomas A. Wimsett	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2001

/s/ DAVID E. FOUNTAIN David E. Fountain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2001

/s/ PAUL G. CLARK Paul G. Clark	Director	February 21, 2001	*

/s/ ROBERT G. SIEFERS Robert G. Siefers	Director	February 21, 2001	*

/s/ JEFFREY D. KELLY Jeffrey D. Kelly	Director	February 21, 2001	*

Aureliano Gonzalez-Baz	Director	February 21, 2001

/s/ JEFFREY P. GOTSCHALL Jeffrey P. Gotschall	Director	February 21, 2001	*

/s/ PRESTON B. HELLER, JR. Preston B. Heller, Jr.	Director	February 21, 2001	*

/s/ JON L. GORNEY Jon L. Gorney	Director	February 21, 2001	*

/s/ J. ARMANDO RAMIREZ J. Armando Ramirez	Director	February 21, 2001	*

*	The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 2000 pursuant to the Power of Attorney executed by the above named Directors of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By:	/s/ CARLTON E. LANGER

Carlton E. Langer
As Attorney-in-Fact

(This page intentionally left blank)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders

National Processing, Inc.

      We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of National Processing, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 22, 2001

NATIONAL PROCESSING, INC.

Consolidated Balance Sheets

	December 31,

	2000	1999

	(Dollars in thousands)
Assets

Current assets:

Cash and cash equivalents	$68,590	$32,042

Eurodollar deposits	56,000	60,000

Accounts receivable-trade	128,627	104,486

Restricted deposits-customer funds	31,543	22,177

Deferred tax assets	2,283	812

Other current assets	9,901	11,743

Total current assets	296,944	231,260

Property and equipment:

Furniture and equipment	69,417	81,439

Building and leasehold improvements	19,231	21,006

Software	24,418	18,027

Property leased from affiliate	4,173	4,173

Land and improvements	2,390	2,851

	119,629	127,496

Accumulated depreciation and amortization	58,675	62,408

	60,954	65,088

Other assets:

Goodwill, net of accumulated amortization of $6,939 in 2000, $5,040 in 1999	79,399	88,431

Other intangible assets	29,697	34,628

Deferred tax assets	4,149	3,698

Other assets	6,328	6,109

Total other assets	119,573	132,866

Total assets	$477,471	$429,214

Liabilities and shareholders’ equity

Current liabilities:

Restricted deposits-customer funds	$31,543	$22,177

Accounts payable-trade	15,243	12,262

Accrued bankcard assessments	24,458	20,122

Income tax payable	7,865	16,318

Other accrued liabilities	33,630	35,963

Total current liabilities	112,739	106,842

Obligation under property leased from affiliate	1,993	2,123

Deferred tax liabilities	1,181	3,047

Other long-term liabilities	—	796

Total liabilities	115,913	112,808

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, without par value; 95,000,000 shares authorized; 50,935,460 and 50,785,652 shares issued and outstanding in 2000 and 1999, respectively	1	1

Contributed capital	178,729	176,964

Retained earnings	182,828	139,441

Total shareholders’ equity	361,558	316,406

Total liabilities and shareholders’ equity	$477,471	$429,214

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Operations

	Year Ended December 31,

	2000	1999	1998

	(In thousands, except per share amounts)

Revenue	$427,261	$430,984	$483,193

Operating expenses	308,350	331,298	396,930

General and administrative expenses	26,665	30,139	36,732

Depreciation and amortization	21,503	22,050	26,767

Impairment, restructuring and related expenses	8,572	71,691	—

Gain on customer contract termination, net	—	—	(1,400)

Operating profit (loss)	62,171	(24,194)	24,164

Net interest income	8,282	4,454	924

Income (loss) before provision for income taxes	70,453	(19,740)	25,088

Provision for income taxes	27,066	17,678	9,838

Net income (loss)	$43,387	$(37,418)	$15,250

Basic and diluted net income (loss) per common share	$0.85	$(0.74)	$0.30

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred	Common	Contributed	Retained
	Stock	Stock	Capital	Earnings	Total

	(Dollars in thousands)

Balance at January 1, 1998	$—	$1	$175,215	$161,609	$336,825

Net income	—	—	—	15,250	15,250

Stock options exercised	—	—	584	—	584

Balance at December 31, 1998	—	1	175,799	176,859	352,659

Net loss	—	—	—	(37,418)	(37,418)

Stock options exercised	—	—	1,165	—	1,165

Balance at December 31, 1999	—	1	176,964	139,441	316,406

Net income	—	—	—	43,387	43,387

Stock options exercised	—	—	1,765	—	1,765

Balance at December 31, 2000	$—	$1	$178,729	$182,828	$361,558

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2000	1999	1998

	(In thousands)

Operating activities

Net income (loss)	$43,387	$(37,418)	$15,250

Non-cash items:

Depreciation and amortization	21,503	22,050	26,767

Impairment, restructuring and related expenses	8,521	58,214	—

Deferred income taxes	(3,788)	(618)	6,287

Loss on disposition of assets	715	740	2,430

Changes in current assets and liabilities:

Accounts receivable-trade	(24,141)	(8,858)	629

Accounts payable-trade	4,981	9,187	(2,245)

Accrued bankcard assessments	4,336	2,369	(2,053)

Income taxes payable/receivable	(8,453)	11,942	(1,131)

Other current assets/liabilities	959	2,788	(2,323)

Other, net	(1,015)	213	998

Net cash provided by operating activities	47,005	60,609	44,609

Investing activities

Capital expenditures	(14,406)	(16,931)	(42,469)

Proceeds from sales of fixed assets	314	532	—

Purchases of Eurodollar deposits	(76,000)	(100,000)	—

Proceeds from maturities of Eurodollar deposits	80,000	40,000	—

Proceeds from sales of business lines	—	62,554	—

Other investing activities	(2,000)	(23,000)	(34,118)

Net cash used for investing activities	(12,092)	(36,845)	(76,587)

Financing activities

Payment of note payable	—	—	(1,100)

Principal payments under property leased from affiliate	(130)	(141)	(327)

Exercise of stock options	1,765	1,165	584

Net cash provided by (used for) financing activities	1,635	1,024	(843)

Net increase (decrease) in cash and cash equivalents	36,548	24,788	(32,821)

Cash and cash equivalents, beginning of period	32,042	7,254	40,075

Cash and cash equivalents, end of period	$68,590	$32,042	$7,254

Supplemental Cash Flow Information:

Cash paid for income taxes	$37,342	$5,057	$5,197

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements

A.  Organization and Business

  Organization

      National Processing, Inc. and subsidiaries (the “Company”) is 87% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States.

      The Company and National City are parties to a registration rights agreement whereby National City has the right to require the Company to use its best efforts to register under the Securities Act of 1933, as amended, all or a portion of the issued and outstanding common stock held by National City. National City also has the right to participate, or “piggy-back”, in equity offerings initiated by the Company, subject to a reduction of the size of the offering on the advice of the managing underwriter.

  Business

      The Company operates two business segments — Merchant Card Services and Corporate Outsourcing Solutions. Merchant Card Services authorizes, processes and performs financial settlement of card transactions including credit, debit and electronic benefits transfer (“EBT”). Merchant Card Services represented approximately 74% of the Company’s revenue in 2000 and provides services to over 500,000 merchant locations primarily in the United States.

      Corporate Outsourcing Solutions provides a variety of financial and administrative processing solutions to large corporate customers. These solutions include financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting. Corporate Outsourcing Solutions represented approximately 26% of the Company’s revenue in 2000.

      During the first half of 1999, the Company sold its Check Acceptance business line (formerly part of the Merchant Services segment) and also sold its Remittance, Payables and Freight business lines (all formerly part of the Corporate Services segment). The proceeds from the sale of these businesses totaled $62.6 million.

B.  Summary of Significant Accounting Policies

  Use of Estimates

      Financial statements prepared in accordance with accounting principles generally accepted in the United States require the use of estimates and assumptions by management that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure requirements for contingent assets and liabilities during and at the date of the financial statements. Consequently, actual results could differ from those estimates.

  Revenue Recognition

      The Company recognizes as revenue the amounts charged by its various businesses for processing activities at the time services are rendered. Revenue is recorded net of interchange fees charged by the credit card associations as such costs are not controlled by the Company.

  Cash, Cash Equivalents and Eurodollar Deposits

      Cash equivalents consist of highly liquid bank overnight repurchase agreements, which are readily convertible to cash. Eurodollar deposits are short-term deposits with maturities of less than one year. These securities are stated at cost, which approximates fair value.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

  Financial Instruments

      The Company’s financial instruments consist of cash equivalents, Eurodollar deposits, accounts receivable, restricted deposits, accounts payable and payables to affiliates. The carrying values of these financial instruments approximate their fair values.

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

      The Company capitalizes certain costs incurred to develop or obtain internal-use software. For purposes of amortization and impairment, capitalized costs are treated in the same manner as other long-lived assets. To be considered as internal-use software, the software is either acquired, internally developed, or modified solely to meet the Company’s internal needs with no plans to market the software externally. Project costs that are considered research and development costs are expensed as incurred. Capitalized software development and purchased software costs are reported at unamortized cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated life of the software.

      The ranges of estimated useful lives are as follows:

Furniture and equipment	3 to 10 years

Building and leasehold improvements	5 to 40 years

Software	3 to 10 years

Property leased from affiliates	35 years

Land improvements	15 years

      Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized in income. Depreciation expense, including depreciation expense on property leased from affiliates, was $14.2 million, $15.8 million and $18.3 million in 2000, 1999 and 1998, respectively.

  Other Intangible Assets

      Other intangible assets are composed primarily of acquired merchant portfolios which represent costs allocated to customer contracts acquired through acquisitions. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

  Goodwill

      Operating results of companies acquired in purchase transactions are included in the consolidated statements of operations from their respective acquisition dates. The excess of the purchase price over the net assets acquired (goodwill) is amortized on a straight-line basis over 40 years.

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

  Accrued Bankcard Assessments

      Liabilities to MasterCard® and VISA® originating from the Company’s agreements with these agencies, as an authorized processor, are accrued and settled on a monthly and quarterly basis, respectively. The Company recovers these assessment charges through various contractual arrangements with its customers.

  Income Taxes

      The Company is included in the consolidated federal income tax return of National City. National City allocates income taxes to its subsidiaries on a separate return basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

C.  Acquisitions

      On December 31, 1999, the Company acquired a merchant processing portfolio from Heartland Payment Systems LLC. Amounts paid were recorded as acquired merchant portfolios which is included in other intangible assets in the accompanying balance sheet and are being amortized over 10 years.

      On January 15, 1998, the Company acquired all the outstanding shares of JBH Travel Audit Inc. (“JBH”), a company which audits commissions payable to travel agencies. The purchase agreement also contained provisions whereby the Company was required to pay an additional amount of $2.0 million based on the 1999 earnings of the acquired company. This payment was made in 2000.

D.  Impairment, Restructuring and Related Expenses

      During 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives. The charge totaled $1.0 million after-tax, or $0.02 per share. At December 31, 2000, the Company had $0.4 million remaining relating primarily to future lease payments recorded in other accrued liabilities.

      During 2000, a non-cash pre-tax impairment charge of $7.1 million was recorded for goodwill and fixed assets related to a small product line within the Corporate Outsourcing Solutions segment. In the fourth quarter of 2000, the Company received a contract cancellation notice from its largest customer for this product line. At that time, management decided to divest or exit the product line and recorded impairment charges of $6.7 million for goodwill and $0.4 million for fixed assets. This charge totaled $4.6 million after-tax or $0.09 per share. This product line contributed $5.7 million of revenue and $2.0 million in operating profit in 2000 and is expected to be exited in the first half of 2001.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      During 1999, the Company recorded restructuring charges of $2.2 million, including $1.9 million for severance pay for approximately 540 employees and $0.3 million for other costs. These charges related to the closure and relocation of certain operating facilities. The charges decreased 1999 net income and earnings per share by approximately $1.8 million and $0.04, respectively. As of December 31, 2000, all severance and other costs related to this charge have been paid.

      During 1999, the Company committed to a formal plan to dispose of its Freight, Payables, Remittance and Check Acceptance business lines and recorded pre-tax impairment losses and associated expenses of $69.5 million related to the sale and wind-down of these business lines. The charges decreased 1999 net income and earnings per share by $69.9 million and $1.38, respectively. Effective April 1, 1999, the Company sold its Freight and Payables business lines for $18.3 million. Effective June 1, 1999, the Company sold its Remittance and Check Acceptance business lines for $44.3 million. At December 31, 2000, the Company had $0.8 million remaining related to the final obligations of these dispositions recorded in other accrued liabilities. The remaining obligations are primarily for severance payments and legal matters. For 1999 and 1998, these divested business units had revenues of $57.3 million and $158.5 million, respectively.

E.  Transactions with Affiliates

      The Company leases certain facilities from National City Bank of Kentucky (“NCBK”), a wholly owned subsidiary of National City, under long-term agreements classified as “Property Leased From Affiliate” in the accompanying balance sheets. Future minimum payments under these leases, which expire between 2001 and 2019, are $3.4 million, including interest of $1.4 million. Future minimum payments under these leases, including interest, for the next five years are as follows: $0.2 million 2001; $0.1 million for each year from 2002 through 2005.

      Substantially all of the Company’s cash, Eurodollar deposits and restricted deposits are held by NCBK. The majority of interest income and earnings on customer balances included in the Consolidated Statements of Operations is derived from NCBK accounts.

      Prior to the divestiture of the Remittance business line, the Company used the proof and transit department of NCBK to provide processing for remittances. The charges for these services, which are included in operating expenses, were $1.6 million in 1999 and $3.6 million in 1998.

      The Company receives certain administrative services, such as internal audit and legal services, from National City and its affiliates. Charges for these services are included in general and administrative expenses and totaled $1.8 million, $1.6 million and $2.1 million in 2000, 1999 and 1998, respectively. As of December 31, 1999, the Company had recorded accounts payable to National City in the amount of $1.3 million. As of December 31, 2000, no amount was due to National City.

      On January 8, 2001, the Company acquired the merchant services business units from several National City affiliates for $44 million which was paid in cash at closing.

F.  Operating Leases

      The Company leases various offices, facilities, and equipment under noncancellable lease agreements with expiration dates through 2019. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $2.0 million in 2001, $1.3 million in 2002, $1.1 million in 2003, $1.0 million in 2004, $1.0 million in 2005 and $7.5 million thereafter. Rent expense under operating leases was $3.7 million, $4.8 million and $7.6 million in 2000, 1999 and 1998, respectively.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

G.  Income Taxes

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2000	1999	1998

Current:

Federal	$26,565	$13,320	$1,485

State	3,638	4,351	713

Foreign	651	628	1,353

Deferred:

Federal	(2,961)	464	6,781

State	(827)	(1,085)	(494)

	$27,066	$17,678	$9,838

      The temporary differences that gave rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2000	1999	1998

Deferred tax assets:

Accrued expenses	$980	$799	$1,572

Pension, benefits and deferred compensation	1,289	(35)	1,594

State operating losses	4,433	5,694	4,681

Other	14	48	1,013

	6,716	6,506	8,860

Valuation allowance	(284)	(1,996)	(2,408)

	6,432	4,510	6,452

Deferred tax liabilities:

Depreciation and amortization	(817)	(2,172)	(2,998)

Purchase accounting adjustments	(3,466)	(3,638)	(3,597)

Other	3,102	2,763	988

	(1,181)	(3,047)	(5,607)

Net deferred tax assets	$5,251	$1,463	$845

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      The reconciliation of the Company’s income tax provisions and the amounts computed by applying the U.S. statutory income tax rate to income before taxes is as follows (in thousands):

	Year Ended December 31,

	2000	1999	1998

U.S. statutory rate	$24,659	$(6,909)	$8,781

Nondeductible amortization	630	811	1,380

Nondeductible goodwill write-offs	—	22,994	—

State taxes, net of federal benefit	2,940	2,391	(1,415)

Change in valuation allowance	(1,113)	(268)	1,565

Foreign tax benefit	—	(1,432)	(627)

Other	(50)	91	154

	$27,066	$17,678	$9,838

      The Company has approximately $54.5 million of state net operating loss carryforwards for income tax purposes available to offset future taxable income in the related states from 2001 to 2014. The Company believes that it is more likely than not that future taxable income will be generated in these states sufficient to justify the deferred tax assets recorded, net of the related valuation allowance of $0.3 million at December 31, 2000 and $2.0 million at December 31, 1999. The valuation allowance decreased in 2000 as the result of a change in the estimated realizability of the related deferred tax asset due to improved operating results.

      Income before income taxes from foreign operations was $2.6 million, $6.8 million and $4.3 million, respectively, in 2000, 1999 and 1998. Income (loss) before income taxes from U.S. operations was $67.9 million, $(26.5) million and $20.8 million, respectively, in 2000, 1999 and 1998.

H.  Employee Benefit Plans

      The Company offers a 401 (K) savings plan to all employees who meet certain age and eligibility requirements. The plan is funded by employee contributions and discretionary matching contributions of the Company. The Company recorded $1.4 million, $2.5 million and $2.6 million in matching contribution expense during 2000, 1999 and 1998, respectively.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

I.  Net Income (Loss) Per Common Share

      The calculation of net income (loss) per common share follows (in thousands, except per share amounts):

	Year Ended December 31,

	2000	1999	1998

Basic:

Net income (loss)	$43,387	$(37,418)	$15,250

Average common shares outstanding	50,821	50,705	50,621

Net income (loss) per common share-basic	$0.85	$(0.74)	$0.30

Diluted:

Net income (loss)	$43,387	$(37,418)	$15,250

Average common shares outstanding	50,821	50,705	50,621

Stock option adjustment	228	—	92

Average common shares outstanding-diluted	51,049	50,705	50,713

Net income (loss) per common share-diluted	$0.85	$(0.74)	$0.30

J.  Stock Options

      The Company maintains various stock-based compensation plans that allow for the granting of stock options to eligible employees and directors. The Company has elected not to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value based method of accounting for stock options and similar equity awards, and continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its stock-based compensation plans.

      The stock option plans originally authorized the issuance to officers, directors and key employees of up to 9,200,000 options to purchase shares of common stock at the fair market value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning one year from the date of grant and expire not later than ten years from the date of grant.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      A summary of stock option activity follows:

	Option Shares		Weighted Average
	Available for Grant	Options Outstanding	Price Per Share

January 1, 1998	1,358,167	2,841,833	$13.00

Granted	(818,300)	818,300	11.67

Canceled	646,601	(646,601)	12.66

Exercised	—	(69,651)	10.39

December 31, 1998	1,186,468	2,943,881	12.77

Granted	(628,000)	628,000	8.64

Canceled	1,088,939	(1,088,939)	13.02

Exercised	—	(141,001)	8.27

December 31, 1999	1,647,407	2,341,941	11.82

Authorized	5,000,000	—	—

Granted	(1,080,500)	1,080,500	11.41

Canceled	465,668	(465,668)	12.57

Exercised	—	(149,808)	11.80

December 31, 2000	6,032,575	2,806,965	$11.54

      At December 31, 2000, 1999 and 1998, 1,344,084, 725,003 and 1,158,060 options, respectively, were exercisable under the Company’s option plans. The weighted average price per share of exercisable options was $12.32 at December 31, 2000. For options outstanding at December 31, 2000, the option prices per share ranged from $5.50 to $20.50, the weighted average price per share of the options was $11.54, and the weighted-average remaining contractual life of the options was eight years.

      For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 2000, 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, net income (loss) and earnings (loss) per share would have been $41.7 million and $0.82 for 2000, $(35.0) million and $(0.69) for 1999, and $12.2 million and $0.24 for 1998, respectively. As a result of a partial year’s vesting in 2000, 1999 and 1998 and possible changes in assumptions used in the fair value calculation, the effects of applying SFAS No. 123 in 2000, 1999 and 1998 may not be representative of the pro forma impact in future years.

      The following weighted-average assumptions were used in the option-pricing model:

	2000	1999	1998

Risk Free Interest Rate	5.0%	6.4%	6.0%

Expected Option Life	7 years	7 years	7 years

Expected Dividend Yield	0%	0%	0%

Volatility Factor	.479	.744	.492

Weighted Average Grant Date Fair Value of Options	$6.36	$6.30	$6.83

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

K.  Commitments and Contingencies

      In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

      Under the rules of VISA® and MasterCard®, the Company has certain contingent liabilities for the transactions it processes. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in favor of the merchant and the amount is charged back to the merchant and the disputed amount is refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the Company for the chargebacks, the Company will bear the loss for the amount of the refund to the cardholder. The Company maintains merchant deposits from certain customers as an offset to potential contingent liabilities that are the responsibility of such customers. The Company evaluates its risk and estimates its potential loss for chargebacks based on historical experience.

L.  Quarterly Results of Operations: (Unaudited)

      Selected quarterly data for 2000 and 1999 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2000

Revenue	$97,867	$104,513	$108,631	$116,250	$427,261

Operating profit	13,631	15,356	18,926	14,258	62,171

Net income	9,548	10,476	12,982	10,381	43,387

Diluted net income per common share	$0.19	$0.21	$0.25	$0.20	$0.85

Weighted average common shares-diluted	50,844	50,965	51,083	51,415	51,049

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

1999

Revenue	$124,463	$109,813	$94,909	$101,799	$430,984

Operating (loss) profit	(67,189)	17,522	10,628	14,845	(24,194)

Net (loss) income	(68,185)	11,973	8,321	10,473	(37,418)

Diluted net income (loss) per common share	$(1.35)	$0.24	$0.16	$0.21	$(0.74)

Weighted average common shares-diluted	50,645	50,647	50,843	50,708	50,705

      The above financial data for 2000 includes a $1.5 million charge in the second quarter ($1.0 million after-tax) for site consolidation initiatives and a $7.1 million charge in the fourth quarter ($4.6 million after-tax) for nonrealizable goodwill and fixed assets related to the Company’s decision to divest one of its operating units within its Corporate Outsourcing Solutions segment.

      The above financial data for 1999 includes a charge of $69.5 million ($69.9 million after-tax) for impairment and related expenses related to the sale and wind-down of several business lines. During the first quarter of 1999, the Company recorded a charge of $73.9 million ($72.0 million after-tax) based on estimates of the expected impairment loss and other expenses related to the anticipated sale and wind-down of these business units. The Company recorded a credit of $6.5 million ($3.7 million after-tax) in the second quarter and a charge of $2.0 million ($1.6 million after-tax) in the fourth quarter related to changes in estimates and post-closing adjustments. Also included is a charge of $2.2 million ($1.8 million after-tax) in the first quarter of 1999 related to restructuring of the Company’s operating facilities.

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

M.  Segment Reporting

      The Company operates two business segments — Merchant Card Services and Corporate Outsourcing Solutions. Merchant Card Services authorizes, processes and settles credit and debit card transactions. Corporate Outsourcing Solutions provides financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting services.

      The segment results reflect the underlying economics of the segments and reportable segments are identified by the services they offer. General and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There is no intersegment revenue. Depreciation expense for corporate fixed assets is allocated to the two segments. Corporate net operating assets are comprised primarily of cash, Eurodollar deposits and income tax balances. The accounting policies of the reportable segments are the same as those described in Note A. Certain amounts for 1999 and 1998 have been reclassified to conform to the 2000 presentation. The segment results exclude divested business lines and nonrecurring items.

	Merchant	Corporate
	Card	Outsourcing
	Services	Solutions	Corporate	Total

	(Dollars in thousands)

2000

Revenue	$317,853	$109,408	$—	$427,261

Operating profit	54,368	16,375	—	70,743

Depreciation and amortization	13,705	7,798	—	21,503

Net interest income	6,328	1,954	—	8,282

Net operating assets	165,195	52,701	143,662	361,558

Capital expenditures	9,669	3,143	1,594	14,406

1999

Revenue	$264,479	$109,170	$—	$373,649

Operating profit	32,819	15,819	—	48,638

Depreciation and amortization	11,359	7,667	—	19,026

Net interest income	3,165	1,332	—	4,497

Net operating assets	154,791	47,917	113,698	316,406

Capital expenditures	1,210	6,695	9,026	16,931

1998

Revenue	$225,004	$99,715	$—	$324,719

Operating profit	18,582	13,267	—	31,849

Depreciation and amortization	9,563	7,879	—	17,442

Net interest income (expense)	108	(253)	—	(145)

Net operating assets	145,160	44,124	36,315	225,599

Capital expenditures	8,770	2,676	20,249	31,695

NATIONAL PROCESSING, INC.

Notes To Consolidated Financial Statements — (Continued)

      Management excludes certain items from the results of its reportable segments. These items include the operating results of the Remittance, Payables, Freight and Check Acceptance business lines, which were divested in 1999, as well as certain nonrecurring items. A reconciliation of reported segment amounts to consolidated amounts follows (in thousands):

	2000	1999	1998

Revenue:

Total reported segments	$427,261	$373,649	$324,719

Divested business lines	—	57,335	158,474

Consolidated	$427,261	$430,984	$483,193

Operating profit (loss):

Total reported segments	$70,743	$48,638	$31,849

Divested business lines	—	(1,141)	(9,085)

Impairment, restructuring and related expenses	(8,572)	(71,691)	—

Gain on customer contract termination, net	—	—	1,400

Consolidated	$62,171	$(24,194)	$24,164

Depreciation and amortization:

Total reported segments	$21,503	$19,026	$17,442

Divested business lines	—	3,024	9,325

Consolidated	$21,503	$22,050	$26,767

Net interest income (expense):

Total reported segments	$8,282	$4,497	$(145)

Divested business lines	—	(43)	1,069

Consolidated	$8,282	$4,454	$924

Net operating assets:

Total reported segments	$361,558	$316,406	$225,599

Divested business lines	—	—	127,060

Consolidated	$361,558	$316,406	$352,659

Capital expenditures:

Total reported segments	$14,406	$16,316	$31,695

Divested business lines	—	615	10,774

Consolidated	$14,406	$16,931	$42,469

      Revenue from foreign operations in 2000, 1999 and 1998, primarily from Barbados, was approximately $69.8 million, $63.9 million and $50.7 million, respectively. The net book value of foreign long-lived assets, primarily in Juarez, Mexico, was approximately $16.6 million and $13.7 million at December 31, 2000 and 1999, respectively.

EXHIBIT INDEX

Exhibit
Number		Description

3.1	(i)	Amended Articles of Incorporation of the Registrant.(A)
3.1	(ii)	Code of Regulations of the Registrant.(A)
4.1		Specimen Certificate for the Common Stock, without par value, of the Registrant.(B)
4.2		Registration Rights Agreement between the Registrant and National City Corporation, dated July 16, 1996.(B)
10.1		Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969.(A)
10.2		Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986.(A)
10.3		(Intentionally Omitted)
10.4		Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996.(B)
10.5		Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996.(B)
10.6		(Intentionally Omitted)
10.7		(Intentionally Omitted)
10.8		Form of Card Services Agreement by and among NPC and its affiliated corporations and certain bank subsidiaries of National City Corporation .(B)
10.9		Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996.(B)
10.10		The Agreement between Airlines Reporting Corporation and First National Bank of Louisville and NPC for Area Settlement Plan Processing Services, dated October 16, 1986.(B)
10.11		First Amendment to Agreements between Airlines Reporting Corporation and First National Bank of Louisville and NPC, dated December 12, 1991.(A)
10.12		1994 Amendment to Agreements between Airlines Reporting Corporation and NPC, dated December 31, 1994.(A)
10.13		Supplemental Agreement by and between NPC and Airlines Reporting Corporation, dated February 24, 1995.(A)
10.14		Amendment to Agreement between Airlines Reporting Corporation and National City Bank of Kentucky and NPC, for Area Settlement Plan Processing Services, dated August 19, 1995.(A)
10.15		December 1, 1998 Amendment to the ARC and NPC Processing Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.16		(Intentionally Omitted)
10.17		(Intentionally Omitted)
10.18		(Intentionally Omitted)
10.19		Employment Agreement between the Registrant and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)**
10.20		(Intentionally Omitted)

Exhibit
Number	Description

10.21	Employment Agreement and Undertaking of Confidentiality between NPC and Thomas A. Wimsett dated May 23, 1995.(A)**
10.22	(Intentionally Omitted)
10.23	(Intentionally Omitted)
10.24	(Intentionally Omitted)
10.25	(Intentionally Omitted)
10.26	(Intentionally Omitted)
10.27	Severance Agreement between the Registrant and Thomas A. Wimsett, dated June 7, 1996.(B)**
10.28	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**
10.29	1996 Stock Option Plan and Form of Stock Option Agreement.(B)**
10.30	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement.(B)**
10.31	Amended and Restated NPC Short-Term Incentive Compensation Plan for Senior Executives, effective February 9, 2000. (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)**
10.32	NPC’s Long-Term Incentive Compensation Plan for Senior Officers, effective January 1, 1998.**
10.33	(Intentionally Omitted)
10.34	(Intentionally Omitted)
10.35	(Intentionally Omitted)
10.36	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996.(B)**
10.37	Form of Severance Agreement between the Registrant and certain Senior Vice Presidents.(B)**
10.38	(Intentionally Omitted)
10.39	(Intentionally Omitted)
10.40	(Intentionally Omitted)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors for National Processing, Inc.
24.1	Directors of National Processing, Inc. Annual Report on Form 10-K Power of Attorney.

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-05507). (filed on June 7, 1996)

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507). (filed on July 18, 1996)

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.