Form 10-Q
period 2001-03-31
NATIONAL PROCESSING INC
filed 2001-05-14
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended March 31, 2001

or

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO ___

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2001 was 51,231,387.

NATIONAL PROCESSING, INC.

INDEX

Part I. Financial Information

		Page No.

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets — March 31, 2001 and December 31, 2000	3

	Consolidated Statements of Income — Three Months Ended March 31, 2001 and 2000	4

	Consolidated Statement of Changes in Shareholders’ Equity — Three Months Ended March 31, 2001	5

	Consolidated Statements of Cash Flows — Three Months Ended March 31, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Part II.	Other Information

Item 1.	Legal Proceedings (None)

Item 2.	Changes in Securities and Use of Proceeds (None)

Item 3.	Defaults Upon Senior Securities (None)

Item 4.	Submission of Matters to a Vote of Security Holders (None)

Item 5.	Other Information (None)

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		12

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	March 31	December 31
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$70,875	$68,590

Eurodollar deposits	56,000	56,000

Accounts receivable — trade	89,750	128,627

Restricted deposits — customer funds	31,362	31,543

Deferred tax assets	1,392	2,283

Other current assets	11,671	9,901

Total current assets	261,050	296,944

Property and equipment:

Furniture and equipment	71,088	69,417

Building and leasehold improvements	19,580	19,231

Software	25,518	24,418

Property leased from affiliate	4,173	4,173

Land and improvements	2,390	2,390

	122,749	119,629

Less: Accumulated depreciation and amortization	60,499	58,675

Property and equipment, net	62,250	60,954

Other assets:

Goodwill, net of accumulated amortization of $7,479 in 2001 and $6,939 in 2000	78,859	79,399

Other intangible assets	27,403	29,697

Deferred tax assets	19,145	4,149

Other assets	6,234	6,328

Total other assets	131,641	119,573

Total assets	$454,941	$477,471

Liabilities and shareholders’ equity

Current liabilities:

Restricted deposits — customer funds	$31,362	$31,543

Accounts payable — trade	12,553	15,243

Accrued bankcard assessments	21,015	24,458

Income tax payable	12,275	7,865

Other accrued liabilities	26,957	33,630

Total current liabilities	104,162	112,739

Obligation under property leased from affiliate	1,960	1,993

Deferred tax liabilities	307	1,181

Total liabilities	106,429	115,913

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, without par value; 95,000,000 shares authorized; 51,214,393 and 50,935,460 shares issued and outstanding in 2001 and 2000, respectively	1	1

Contributed capital	182,744	178,729

Retained earnings	165,767	182,828

Total shareholders’ equity	348,512	361,558

Total liabilities and shareholders’ equity	$454,941	$477,471

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31

	2001	2000

Revenue	$109,045	$97,867

Operating expense	81,858	71,109

General and administrative expense	5,575	7,752

Depreciation and amortization	5,180	5,375

Operating profit	16,432	13,631

Net interest income	2,220	1,815

Income before provision for income taxes	18,652	15,446

Provision for income taxes	7,113	5,898

Net income	$11,539	$9,548

Basic income per common share	$0.226	$0.188

Diluted income per common share	$0.223	$0.188

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands)

	Common	Contributed	Retained
	Stock	Capital	Earnings	Total

Balance at January 1, 2001	$1	$178,729	$182,828	$361,558

Net income	—	—	11,539	11,539

Common control business unit purchase (Note 3)	—	—	(28,600)	(28,600)

Issuance of common shares under stock-based compensation plans, including related tax effects	—	4,015	—	4,015

Balance at March 31, 2001	$1	$182,744	$165,767	$348,512

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended
	March 31

	2001	2000

Operating Activities

Net income	$11,539	$9,548

Items not requiring cash currently:

Depreciation and amortization	5,180	5,375

Deferred income taxes	421	107

Loss on disposition of fixed assets	32	5

Change in current assets and liabilities:

Accounts receivable — trade	38,877	30,960

Accounts payable — trade	(2,690)	(1,565)

Accrued bankcard assessments	(3,443)	(3,241)

Income taxes payable	4,929	(3,482)

Other current assets/liabilities	(8,443)	(3,016)

Other, net	1,194	(547)

Net cash provided by operating activities	47,596	34,144

Investing Activities

Capital expenditures	(4,778)	(3,249)

Proceeds from sales of fixed assets	4	36

Purchases of Eurodollar deposits	—	(20,000)

Proceeds from maturities of Eurodollar deposits	—	20,000

Common control business unit purchase	(44,000)	—

Acquisitions, net of cash acquired	—	(2,000)

Net cash used in investing activities	(48,774)	(5,213)

Financing Activities

Principal payments under property leased from affiliate	(33)	(33)

Issuance of common stock	3,496	12

Net cash provided by financing activities	3,463	(21)

Net increase in cash and cash equivalents	2,285	28,910

Cash and cash equivalents, beginning of period	68,590	32,042

Cash and cash equivalents, end of period	$70,875	$60,952

Supplemental cash flow information:

Taxes paid	$1,621	$7,735

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For the interim periods presented, management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

Although the balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, the accompanying interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K.

Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

3. ACQUISITIONS

On January 8, 2001, the Company purchased the merchant services business units from several of National City Corporation’s (National City) banking subsidiaries for $44.0 million in cash. This acquisition included merchant contracts and additional sales personnel. National Processing also assumed responsibility for all merchant processing sales efforts throughout National City’s 1,200 branch network via an exclusive multi-year marketing agreement. The Company already provided the authorization and settlement processing for these merchants via a third party processing contract with National City. During the first quarter of 2001, the Company recorded $4.0 million of incremental revenue as a result of this acquisition.

The acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost bases of National City. The excess of the cash paid over the historical cost bases was recorded as a reduction in equity, net of income taxes.

4. NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended
	March 31
	2001	2000

BASIC

Net income	$11,539	$9,548

Average common shares outstanding	51,060	50,786

Net income per common share — basic	$0.226	$0.188

DILUTED

Net income	$11,539	$9,548

Average common shares outstanding	51,060	50,786

Stock option adjustment	591	58

Average common shares outstanding — diluted	51,651	50,844

Net income per common share — diluted	$0.223	$0.188

5. SEGMENT REPORTING

The Company operates two business segments — Merchant Card Services and Corporate Outsourcing Solutions. Merchant Card Services authorizes, processes and settles credit and debit card transactions. Corporate Outsourcing Solutions provides financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting services.

The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts have been classified to conform to the current line of business reporting structure.

General and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues. Depreciation and amortization expense for corporate fixed assets is allocated to the segments. Corporate net operating assets are comprised primarily of cash, Eurodollar deposits and income tax balances.

(Dollars in thousands)	Merchant	Corporate
	Card	Outsourcing		Consolidated
	Services	Solutions	Corporate	Total

For the three months ended March 31, 2001

Revenue	$85,340	$23,705	$—	$109,045

Operating profit	13,603	2,829	—	16,432

Depreciation and amortization	3,492	1,688	—	5,180

Net interest income	1,817	403	—	2,220

Net operating assets	124,026	52,049	172,437	348,512

For the three months ended March 31, 2000

Revenue	$70,911	$26,956	$—	$97,867

Operating profit	10,661	2,970	—	13,631

Depreciation and amortization	3,371	2,004	—	5,375

Net interest income	1,419	396	—	1,815

Net operating assets	106,338	48,959	170,669	325,966

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Components of Revenue and Expenses

      Revenue.

      The Company’s Merchant Card Services revenue is primarily derived from fees paid by merchants for the authorization, processing and settlement of credit and debit card transactions. Fees are earned either on a “per transaction” basis or on a “discount” basis, which is a percent of dollar volume processed. Revenue is recorded net of interchange fees charged by the credit card associations as such costs are not controlled by the Company.

      Corporate Outsourcing Solutions revenue is generated from a variety of financial and administrative processing solutions provided to customers. These solutions include financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting. A portion of Corporate Outsourcing Solutions revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis.

      A small portion of revenue is derived from earnings on customer cash balances, which are maintained pursuant to contract terms.

      Expenses.

      Expenses include costs of providing services to customers including wages and personnel costs, assessment fees, authorization fees, data processing costs, and general and administrative expenses.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

	2001		2000		Change

		% of		% of
(Dollars in thousands)	Amount	Revenues	Amount	Revenues	Amount	%

Revenue:

Merchant Card Services	$85,340	78	$70,911	72	$14,429	20

Corporate Outsourcing Solutions	23,705	22	26,956	28	(3,251)	(12)

Total Revenue	109,045	100	97,867	100	11,178	11

Expenses:

Merchant Card Services	71,737	84	60,250	85	11,487	19

Corporate Outsourcing Solutions	20,876	88	23,986	89	(3,110)	(13)

Total Expenses	92,613	85	84,236	86	8,377	10

Operating Profit:

Merchant Card Services	13,603	16	10,661	15	2,942	28

Corporate Outsourcing Solutions	2,829	12	2,970	11	(141)	(5)

Total Operating Profit	16,432	15	13,631	14	2,801	21

Net Interest Income	2,220	2	1,815	2	405	22

Income Before Taxes	18,652	17	15,446	16	3,206	21

Provision for Income Taxes	7,113	7	5,898	6	1,215	21

Net Income	$11,539	11	$9,548	10	$1,991	21

Merchant Card Services

      Revenue for the three months ended March 31, 2001 increased 20% to $85.3 million from $70.9 million in 2000. Revenue increased primarily due to increases in transaction and dollar volume processed of 28% and 26%, respectively, as well as the acquisition from National City’s banking subsidiaries of their merchant business units which occurred on January 8, 2001. This acquisition contributed $4.0 million of incremental revenue in the first quarter of 2001. The volume increases were primarily due to the addition of new national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

      Expenses for the three months ended March 31, 2001 increased 19% to $71.7 million from $60.3 million in 2000 primarily due to increased processing volume. Operating margins as a percentage of revenue increased to 16% from 15%, primarily due to economies of scale from increased volume, the addition of National City’s merchant business units, and lower general and administrative expenses. Operating profit for the quarter ended March 31, 2001 increased 28% to $13.6 million from $10.7 million in the 2000 first quarter due primarily to the factors outlined above.

Corporate Outsourcing Solutions

      Revenue for the three months ended March 31, 2001 decreased 12% to $23.7 million from $27.0 million in 2000. Three key factors contributed to this decline. First, during 2000, initiatives were implemented to either re-price or terminate certain contracts that did not meet the Company’s core competencies and/or profit objectives. Most of these contracts were terminated during 2000. Second, conversion from paper to electronic ticketing and reporting is continuing in the airline industry, which reduced demand for the Company’s data capture services. Third, during the first quarter of 2001, the Company exited a small collections business located in Denver, Colorado. These declines were partially offset by revenue growth in the Company’s healthcare claims processing business and electronic-based settlement businesses.

      Expenses for the three months ended March 31, 2001 decreased 13% to $20.9 million from $24.0 million in 2000 due primarily to decreased volume, planned staff reductions, and other cost savings initiatives. Operating profit for the quarter ended March 31, 2001 decreased 5% to $2.8 million from $3.0 million in the 2000 first quarter as a result of the items discussed above.

Net Interest Income

      Net interest income for the three months ending March 31, 2001, increased 22% to $2.2 million due to higher average interest rates and higher average cash and Eurodollar deposit balances.

Provision for Income Taxes

      The effective tax rate was 38.1% for the first quarter of 2001 compared to 38.2% for the same period a year ago.

Seasonality

      The Company experiences seasonality in its businesses and typically realizes higher revenue in the third and fourth calendar quarters, reflecting increased transaction volume in the summer and holiday months.

Liquidity and Capital Resources

      The Company’s primary uses of capital include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts paid for computers, external and internally developed software, scanning and other document processing equipment as well as improvements to operating facilities. During the three month period ended March 31, 2001, the Company’s capital expenditures totaled $4.8 million. Such expenditures were financed from operating cash flow, which totaled $47.6 million for the three month period. Operating cash flow during the three month period ended March 31, 2000 totaled $34.1 million and capital expenditures were $3.2 million. Operating cash flow increased in the 2001 period compared to 2000 due to strong operating results from the Merchant Card Services business segment. It is anticipated future capital expenditures will be funded with operating cash flow.

      On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million.

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

      The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors, which are shown on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled $31.4 million and $31.5 million as of March 31, 2001 and December 31, 2000, respectively.

Forward Looking Statements and Risk Factors

      The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for risks and uncertainties that could cause actual results to differ materially.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in market risk as disclosed in the Company’s 2000 Annual Report on Form 10-K.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits (None)

b. Reports on Form 8-K

      January 9, 2001: On January 8, 2001, the Registrant issued a press release announcing the purchase of the merchant services business units from National City Corporation’s banking subsidiaries.

      January 22, 2001: On January 22, 2001, the Registrant issued a press release reporting earnings for the quarter and year ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date:	May 14, 2001	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett

President and Chief Executive Officer

(Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)