Form 10-Q
period 2001-06-30
NATIONAL PROCESSING INC
filed 2001-08-13
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended June 30, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________________to___________

Commission File Number: 1-11905

National Processing, Inc.
(Exact name of Registrant as specified in its charter)

Ohio	61-1303983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1231 Durrett Lane Louisville, Kentucky	40213-2008

(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2001 was 51,342,187.

NATIONAL PROCESSING, INC.

INDEX

Part I	Financial Information

			Page No.

	Item 1.	Consolidated Financial Statements (unaudited)

		Consolidated Balance Sheets — June 30, 2001 and December 31, 2000	3

		Consolidated Statements of Income — Three and Six Months Ended June 30, 2001 and 2000	4

		Consolidated Statement of Changes in Shareholders’ Equity — Six Months Ended June 30, 2001	5

		Consolidated Statements of Cash Flows — Six Months Ended June 30, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Part II		Other Information

	Item 1.	Legal Proceedings (None)

	Item 2.	Changes in Securities and Use of Proceeds (None)

	Item 3.	Defaults Upon Senior Securities (None)

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Information (None)

	Item 6.	Exhibits and Reports on Form 8-K	18

Signatures			19

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	June 30	December 31
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$144,670	$68,590

Eurodollar deposits	—	56,000

Accounts receivable — trade	83,230	128,627

Restricted deposits — customer funds	36,071	31,543

Deferred tax assets	1,785	2,283

Other current assets	7,517	9,901

Assets held for sale (Note 3)	38,869	—

Total current assets	312,142	296,944

Property and equipment:

Furniture and equipment	51,366	69,417

Building and leasehold improvements	11,025	19,231

Software	24,060	24,418

Property leased from affiliate	4,173	4,173
Land and improvements	442	2,390

	91,066	119,629

Less: Accumulated depreciation and amortization	46,100	58,675

Property and equipment, net	44,966	60,954

Other assets:

Goodwill, net of accumulated amortization of $6,698 in 2001 and $6,939 in 2000	92,563	79,399

Other intangible assets	45,630	29,697

Deferred tax assets	18,570	4,149

Other assets	6,406	6,328

Total other assets	163,169	119,573

Total assets	$520,277	$477,471

Liabilities and shareholders’ equity

Current liabilities:

Restricted deposits — customer funds	$36,071	$31,543

Accounts payable — trade	13,578	15,243

Accrued bankcard assessments	23,131	24,458

Income tax payable	15,145	7,865

Other accrued liabilities	21,065	33,630

AAMS purchase price payable (Note 4)	48,500	—

Total current liabilities	157,490	112,739

Obligation under property leased from affiliate	1,927	1,993

Deferred tax liabilities	2,271	1,181

Total liabilities	161,688	115,913

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, without par value; 95,000,000 shares authorized; 51,293,029 and 50,935,460 shares issued and outstanding in 2001 and 2000, respectively	1	1

Contributed capital	184,903	178,729

Retained earnings	173,685	182,828

Total shareholders’ equity	358,589	361,558

Total liabilities and shareholders’ equity	$520,277	$477,471

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Revenue	$117,876	$104,513	$226,921	$202,380

Operating expense	84,606	76,108	166,464	147,217

General and administrative expense	7,083	6,224	12,658	13,976

Depreciation and amortization	5,184	5,325	10,364	10,700

Impairment, restructuring, and related expense	6,250	1,500	6,250	1,500

Operating profit	14,753	15,356	31,185	28,987

Net interest income	1,893	1,878	4,113	3,693

Income before provision for income taxes	16,646	17,234	35,298	32,680

Provision for income taxes	8,728	6,758	15,841	12,656

Net income	$7,918	$10,476	$19,457	$20,024

Basic income per common share	$0.15	$0.21	$0.38	$0.39

Diluted income per common share	$0.15	$0.21	$0.38	$0.39

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands)

	Common	Common	Contributed	Retained
	Shares	Stock	Capital	Earnings	Total

Balance at January 1, 2001	50,935,460	$1	$178,729	$182,828	$361,558

Net income	—	—	—	19,457	19,457

Common control business unit purchase (Note 4)	—	—	—	(28,600)	(28,600)

Issuance of common shares under stock-based compensation plans, including related tax effects	357,569	—	6,174	—	6,174

Balance at June 30, 2001	51,293,029	$1	$184,903	$173,685	$358,589

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended
	June 30

	2001	2000

Operating Activities

Net income	$19,457	$20,024

Items not requiring cash currently:

Depreciation and amortization	10,364	10,700

Impairment, restructuring and related expenses	6,250	1,500

Deferred income taxes	2,567	792

Loss on disposition of fixed assets	33	16

Change in current assets and liabilities:

Accounts receivable – trade	33,871	26,798

Accounts payable – trade	(1,033)	(1,238)

Accrued bankcard assessments	(1,327)	(1,320)

Income taxes payable	8,101	(11,653)

Other current assets/liabilities	(9,665)	(2,049)

Other, net	(80)	(672)

Net cash provided by operating activities	68,538	42,898

Investing Activities

Capital expenditures	(8,931)	(6,197)

Proceeds from sales of fixed assets	34	75

Purchases of Eurodollar deposits	—	(76,000)

Proceeds from maturities of Eurodollar deposits	56,000	40,000

Common control business unit purchase	(44,000)	—

Other investing activities	—	(2,000)

Net cash provided by (used in) investing activities	3,103	(44,122)

Financing Activities

Principal payments under property leased from affiliate	(66)	(65)

Issuance of common stock	4,505	341

Net cash provided by financing activities	4,439	276

Net increase (decrease) in cash and cash equivalents	76,080	(948)

Cash and cash equivalents, beginning of period	68,590	32,042

Cash and cash equivalents, end of period	$144,670	$31,094

Supplemental cash flow information:

Taxes paid	$9,197	$21,905

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For the interim periods presented, management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company experiences seasonality in its businesses and typically realizes higher revenue in the third and fourth quarters, reflecting increased transaction volume in the summer and holiday months.

Although the balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, the accompanying interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K.

Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2.	DIVESTED BUSINESS UNITS AND NONRECURRING ITEMS

In June 2001, the Company committed to a formal plan to dispose of its Business Process Outsourcing (BPO) business units. These business units primarily process healthcare claims, credit card applications, and airline lift tickets. In conjunction with the formal plan of disposal in June 2001 the Company recorded a $6.3 million pre-tax charge primarily related to an impairment associated with the divestiture. The charge totaled $6.2 million, after-tax, or $0.12 per share. On July 11, 2001 the Company signed a definitive agreement with Affiliated Computer Services (ACS), whereby ACS will acquire the BPO business units for $43 million in cash. This transaction is expected to close in August 2001.

In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives related to the BPO business units. The charge totaled $1.0 million after-tax, or $0.02 per share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

Divested business units also include the Company’s Springfield remittance operation sold in August 2000 and the Denver collections operation discontinued in March 2001.

For the three months ended June 30, 2001 and 2000, the divested business units had revenue of $15.3 million and $19.4 million, respectively, and operating profit (loss) of $(5.1) million and $0.8 million, respectively. For the six months ended June 30, 2001 and 2000, the divested business units had revenue of $31.4 million and $37.3 million, respectively, and operating profit (loss) of $(3.8) million and $2.3 million, respectively. Operating profit (loss) includes impairment and restructuring charges related to the divested business units totaling $6.3 million in the second quarter of 2001 and $1.5 million in the second quarter of 2000.

The effective tax rates for the three and six months ended June 30, 2001 were 52.4% and 44.9%, respectively. The effective tax rates were higher than prior year due to additional provisions related to the sale of the BPO business units. These additional provisions were for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries.

3.	ASSETS HELD FOR SALE

At June 30, 2001, assets held for sale totaled $38.9 million related to the divestiture of the BPO business units. These assets have been classified as current assets on the consolidated balance sheet and are summarized as follows (in thousands):

Accounts receivable	$11,526

Other current assets	412

Property and equipment, net	18,249

Goodwill, net	9,602

Other intangible assets, net	2,740

Account payable — trade	(632)

Other accrued liabilities	(3,028)

Total net assets	$38,869

4.	ACQUISITIONS

On June 28, 2001, the Company acquired a 70 percent interest in ABN AMRO Merchant Services, LLC (AAMS) for $48.5 million, which was settled on July 2, 2001 using existing cash balances. Under the terms of the agreement, the Company will provide AAMS with all merchant-processing services including both authorization and settlement of all card-based transactions. The Company expects AAMS to generate approximately $38 million in annual revenue. The acquisition, accounted for as a purchase, increased the Company’s goodwill by approximately $27 million, to be amortized on a straight-line basis over 20 years. The remainder of the purchase price was allocated to other identifiable intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years. The results of operations of AAMS have been included in the consolidated financial statements since the date of its acquisition.

On January 8, 2001, the Company purchased the merchant services business units from several of National City Corporation’s (National City) banking subsidiaries for $44.0 million in cash. This acquisition included merchant contracts and additional sales personnel. National Processing also assumed responsibility for all merchant processing sales efforts throughout National City’s 1,200 branch network via an exclusive multi-year marketing agreement. The Company already provided the authorization and settlement processing for these merchants via a third party processing contract with National City. For the three and six months ended June 30, 2001, the Company recorded $3.8 million and $7.9 million, respectively, of incremental revenue as a result of this acquisition. The acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost bases of National City. The excess of the cash paid over the historical cost bases was recorded as a reduction in shareholders’ equity, net of income taxes. The results of operations of the National City merchant services business units have been included in the consolidated financial statements since the date of acquisition.

5.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

6.	NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

BASIC

Net income	$7,918	$10,476	$19,457	$20,024

Average common shares outstanding	51,255	50,799	51,107	50,792

Net income per common share – basic	$0.15	$0.21	$0.38	$0.39

DILUTED

Net income	$7,918	$10,476	$19,457	$20,024

Average common shares outstanding	51,255	50,799	51,107	50,792

Stock option adjustment	798	166	703	106

Average common shares outstanding – diluted	52,053	50,965	51,810	50,898

Net income per common share – diluted	$0.15	$0.21	$0.38	$0.39

7.	SEGMENT REPORTING

The Company operates two business segments – Merchant Card Services and Corporate Outsourcing Solutions. Merchant Card Services authorizes, processes, and settles credit and debit card transactions. Corporate Outsourcing Solutions provides financial settlement, image scanning, data capture, storage and retrieval, and value-added customer reporting services.

The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts have been classified to conform to the current line of business reporting structure.

General and administrative expense is allocated to the segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues. Depreciation and amortization expense for corporate fixed assets is allocated to the segments. Corporate net operating assets are comprised primarily of cash, Eurodollar deposits, and income tax balances.

(Dollars in thousands)

	Merchant	Corporate
	Card	Outsourcing		Consolidated
	Services	Solutions	Corporate	Total

For the three months ended June 30, 2001

Revenue	$95,364	$22,512	$—	$117,876

Impairment, restructuring and related expense	—	6,250	—	6,250

Operating profit (loss)	18,646	(3,893)	—	14,753

Depreciation and amortization	3,527	1,657	—	5,184

Net interest income	1,664	229	—	1,893

Net operating assets	146,919	49,315	162,355	358,589

For the three months ended June 30, 2000

Revenue	$76,104	$28,409	$—	$104,513

Impairment, restructuring and related expense	—	1,500	—	1,500

Operating profit	12,195	3,161	—	15,356

Depreciation and amortization	3,372	1,953	—	5,325

Net interest income	1,364	514	—	1,878

Net operating assets	103,004	51,001	182,766	336,771

	Merchant	Corporate
	Card	Outsourcing		Consolidated
	Services	Solutions	Corporate	Total

For the six months ended June 30, 2001

Revenue	$180,704	$46,217	$—	$226,921

Impairment, restructuring and related expense	—	6,250	—	6,250

Operating profit (loss)	32,249	(1,064)	—	31,185

Depreciation and amortization	7,019	3,345	—	10,364

Net interest income	3,481	632	—	4,113

Net operating assets	146,919	49,315	162,355	358,589

For the six months ended June 30, 2000

Revenue	$147,015	$55,365	$—	$202,380

Impairment, restructuring and related expense	—	1,500	—	1,500

Operating profit	22,856	6,131	—	28,987

Depreciation and amortization	6,743	3,957	—	10,700

Net interest income	2,783	910	—	3,693

Net operating assets	103,004	51,001	182,766	336,771

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

      A small portion of total revenue is derived from earnings on customer cash balances, which are maintained pursuant to contractual terms.

      Expenses.

      Expenses include costs of providing services to customers including wages and personnel costs, assessment fees, authorization fees, data processing costs, and general and administrative expenses.

Results of Operations

      The Company’s operating results are presented below in the manner in which they are viewed by management. The Company has exited or committed to divest certain business units during 2000 and 2001 in order to focus on its core business lines which are those that perform electronic payment settlement. Accordingly, the segment results presented below segregate the operating performance for the remaining core business lines from those that were exited or will be exited. The segment operating results as shown below exclude certain nonrecurring items. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

	2001		2000		Change

		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenue:

Merchant Services	$95,364	81	$76,104	73	$19,260	25

Corporate Outsourcing Solutions	7,179	6	8,996	9	(1,817)	(20)

Total Core Revenue	102,543	87	85,100	81	17,443	20

Divested Business Lines	15,333	13	19,413	19	(4,080)	(21)

Total Revenue	117,876	100	104,513	100	13,363	13

Expenses:

Merchant Services	76,718	80	63,909	84	12,809	20

Corporate Outsourcing Solutions	5,968	83	6,645	74	(677)	(10)

Core Operating Expenses	82,686	81	70,554	83	12,132	17

Divested Business Lines	14,187	93	17,103	88	(2,916)	(17)

Total Expenses	96,873	82	87,657	84	9,216	11

Operating Profit:

Merchant Services	18,646	20	12,195	16	6,451	53

Corporate Outsourcing Solutions	1,211	17	2,351	26	(1,140)	(48)

Total Core Operating Profit	19,857	19	14,546	17	5,311	37

Divested Business Lines	1,146	7	2,310	12	(1,164)	(50)

Total Operating Profit	21,003	18	16,856	16	4,147	25

Net Interest Income	1,893	2	1,878	2	15	1

Income Before Taxes and Nonrecurring Items	22,896	19	18,734	18	4,162	22

Nonrecurring Items:

Impairment, Restructuring and Related Expenses	(6,250)	(5)	(1,500)	(1)	(4,750)	NM

Income Before Taxes	16,646	14	17,234	16	(588)	(3)

Provision for Income Taxes	8,728	7	6,758	6	1,970	29

Net Income	$7,918	7	$10,476	10	$(2,558)	(24)

NM — Not Meaningful

	2001		2000		Change

(Dollars in thousands, except per
share amounts)	Amount	%	Amount	%	Amount	%

Excluding Nonrecurring Items:

Pre-Tax Income	$22,896	100	$18,734	100	$4,162	22

Taxes	8,828	39	7,283	39	1,545	21

Net Income	$14,068	61	$11,451	61	$2,617	23

Per Share — Diluted	$0.27		$0 .22		$0.05	20

Nonrecurring Items:

Pre-Tax Income (Loss)	$(6,250)	100	$(1,500)	100	$(4,750)	NM

Taxes	(100)	2	(525)	35	425	NM

Net Income (Loss)	$(6,150)	98	$(975)	65	$(5,175)	NM

Per Share — Diluted	$(0.12)		$(0.02)		$(0.10)	NM

Total:

Pre-Tax Income	$16,646	100	$17,234	100	$(588)	(3)

Taxes	8,728	52	6,758	39	1,970	29

Net Income	$7,918	48	$10,476	61	$(2,558)	(24)

Per Share — Diluted	$0.15		$0.21		$(0.06)	(26)

NM — Not Meaningful

Merchant Card Services

      Revenue for the three months ended June 30, 2001 increased 25% to $95.4 million from $76.1 million in 2000. Revenue increased primarily due to increases in transaction and dollar volume processed of 23% and 24%, respectively, and as a result the acquisition of National City’s merchant business units on January 8, 2001. This acquisition contributed $3.8 million of incremental revenue in the second quarter of 2001. The volume increases were primarily due to the addition of new national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

      Expenses for the three months ended June 30, 2001 increased 20% to $76.7 million from $63.9 million in 2000 primarily due to increased processing volume. Operating margins as a percentage of revenue increased to 20% from 16%, primarily due to economies of scale from increased volume and the addition of National City’s merchant business units. Operating profit for the quarter ended June 30, 2001 increased 53% to $18.6 million from $12.2 million in the 2000 second quarter due primarily to the factors outlined above.

Corporate Outsourcing Solutions

      Revenue for the core Corporate Outsourcing Solutions business lines for the three months ended June 30, 2001 decreased 20% to $7.2 million from $9.0 million in 2000. Revenue decreased primarily due to decreased volume from the Company’s Airlines Reporting Corporation contract.

      Expenses for the core Corporate Outsourcing Solutions business lines for the three months ended June 30, 2001 decreased 10% to $6.0 million from $6.6 million in 2000 due primarily to decreased volume and staff reductions. Operating profit for the quarter ended June 30, 2001 decreased 48% to $1.2 million from $2.4 million in the 2000 first quarter as a result of the items discussed above.

Divested Business Units and Nonrecurring Items

      In June 2001, the Company committed to a formal plan to dispose of its Business Process Outsourcing (BPO) business units. These business units primarily process healthcare claims, credit card applications, and airline lift tickets. In conjunction with the formal plan of disposal in June 2001 the Company recorded a $6.3 million pre-tax charge primarily related to an impairment associated with the divestiture. The charge totaled $6.2 million, after-tax, or $0.12 per share. On July 11, 2001 the Company signed a definitive agreement with Affiliated Computer Services (ACS), whereby ACS will acquire the BPO business units for $43 million in cash. This transaction is expected to close in August 2001.

      In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives related to the BPO business units. The charge totaled $1.0 million after-tax, or $0.02 per share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

      Divested business units also include the Company’s Springfield remittance operation sold in August 2000 and the Denver collections operation discontinued in March 2001.

      For the three months ended June 30, 2001 and 2000, the divested business units had revenue of $15.3 million and $19.4 million, respectively, and operating profit (loss) of $(5.1) million and $0.8 million, respectively. Operating profit (loss) includes impairment and restructuring charges related to the divested business units totaling $6.3 million in the second quarter of 2001 and $1.5 million in the second quarter of 2000.

Net Interest Income

      Net interest income for the three months ending June 30, 2001, was $1.9 million consistent with prior year.

Provision for Income Taxes

      The overall effective tax rate for the second quarter of 2001 was 52.4% compared to 39.2% for the same quarter a year ago. The increase in the effective tax rate was due to additional provisions related to the sale of the BPO business units for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

	2001		2000		Change

		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenue:

Merchant Services	$180,704	80	$147,015	73	$33,689	23

Corporate Outsourcing Solutions	14,809	7	18,098	9	(3,289)	(18)

Total Core Revenue	195,513	86	165,113	82	30,400	18

Divested Business Lines	31,408	14	37,267	18	(5,859)	(16)

Total Revenue	226,921	100	202,380	100	24,541	12

Expenses:

Merchant Services	148,455	82	124,159	84	24,296	20

Corporate Outsourcing Solutions	12,027	81	14,262	79	(2,235)	(16)

Core Operating Expenses	160,482	82	138,421	84	22,061	16

Divested Business Lines	29,004	92	33,472	90	(4,468)	(13)

Total Operating Expenses	189,486	84	171,893	85	17,593	10

Operating Profit:

Merchant Services	32,249	18	22,856	16	9,393	41

Corporate Outsourcing Solutions	2,782	19	3,836	21	(1,054)	(27)

Total Core Operating Profit	35,031	18	26,692	16	8,339	31

Divested Business Lines	2,404	8	3,795	10	(1,391)	(37)

Total Operating Profit	37,435	16	30,487	15	6,948	23

Net Interest Income	4,113	2	3,693	2	420	11

Income Before Taxes and Nonrecurring Items	41,548	18	34,180	17	7,368	22

Nonrecurring Items:

Impairment, Restructuring and Related Expenses	(6,250)	(3)	(1,500)	(1)	(4,750)	NM

Income Before Taxes	35,298	16	32,680	16	2,618	8

Provision for Income Taxes	15,841	7	12,656	6	3,185	25

Net Income	$19,457	9	$20,024	10	$(567)	(3)

	2001		2000		Change

(Dollars in thousands, except per	Amount	%	Amount	%	Amount	%
share amounts)

Excluding Nonrecurring Items:

Pre-Tax Income	$41,548	100	$34,180	100	$7,368	22

Taxes	15,941	38	13,181	39	2,760	21

Net Income	$25,607	62	$20,999	61	$4,608	22

Per Share — Diluted	$0.49		$0.41		$0.08	20

Nonrecurring Items:

Pre-Tax Income (Loss)	$(6,250)	100	$(1,500)	100	$(4,750)	NM

Taxes	(100)	2	(525)	35	425	NM

Net Income (Loss)	$(6,150)	98	$(975)	65	$(5,175)	NM

Per Share — Diluted	$(0.12)		$(0.02)		$(0.10)	NM

Total:

Pre-Tax Income	$35,298	100	$32,680	100	$2,618	8

Taxes	15,841	45	12,656	39	3,185	25

Net Income	$19,457	55	$20,024	61	$(567)	(3)

Per Share — Diluted	$0.38		$0.39		$(0.01)	(5)

NM — Not Meaningful

Merchant Card Services

      Revenue for the six months ended June 30, 2001 increased 23% to $180.7 million from $147.0 million in 2000. Revenue increased primarily due to increases of 25% in both transaction and dollar volume processed over the prior year and the acquisition of National City’s merchant business units on January 8, 2001. This acquisition contributed $7.9 million of incremental revenue for the first six months of 2001. The volume increases were primarily due to the addition of new national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

      Expenses increased 20% to $148.5 million from $124.2 million primarily due to increased processing volume. Operating margins as a percentage of revenue increased to 18% from 16%, primarily due to economies of scale from increased volume and the addition of National City’s merchant business units. Operating profit for the six months ended June 30, 2001 increased 41% to $32.2 million from $22.9 million for 2000 due primarily to the factors outlined above.

Corporate Outsourcing Solutions

      Revenue for the core Corporate Outsourcing Solutions business lines for the six months ended June 30, 2001 decreased 18% to $14.8 million from $18.1 million in 2000. Revenue decreased primarily due to decreased volume from the Company’s Airlines Reporting Corporation contract.

      Expenses for the core Corporate Outsourcing Solutions business lines decreased 16% to $12.0 million from $14.3 million due primarily to decreased volume and staff reductions. Operating profit for the six months ended June 30, 2001 decreased 27% to $2.8 million from $3.8 million for 2000 due primarily to the factors outlined above.

Divested Business Units and Nonrecurring Items

      In June 2001, the Company committed to a formal plan to dispose of its Business Process Outsourcing (BPO) business units. These business units primarily process healthcare claims, credit card applications, and airline lift tickets. In conjunction with the formal plan of disposal in June 2001 the Company recorded a $6.3 million pre-tax charge primarily related to an impairment associated with the divestiture. The charge totaled $6.2 million, after-tax, or $0.12 per share. On July 11, 2001 the Company signed a definitive agreement with Affiliated Computer Services (ACS) whereby ACS will acquire the BPO business units for $43 million in cash. This transaction is expected to close in August 2001.

      In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives related to the BPO business units. The charge totaled $1.0 million after-tax, or $0.02 per share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

      Divested business units also include the Company’s Springfield remittance operation sold in August 2000 and the Denver collections operation discontinued in March 2001.

      For the six months ended June 30, 2001 and 2000, the divested business units had revenue of $31.4 million and $37.3 million, respectively, and operating profit (loss) of ($3.8) million and $2.3 million, respectively. Operating profit (loss) includes impairment and restructuring charges related to the divested business units totaling $6.3 million in the second quarter of 2001 and $1.5 million in the second quarter of 2000.

Net Interest Income

      Net interest income for the six months ending June 30, 2001, increased 11% to $4.1 million due to higher average interest rates and higher average cash balances.

Provision For Income Taxes

      The overall effective tax rate for the six months ended June 30, 2001 was 44.9% compared to 38.7% for the same period a year ago. The increase in the effective tax rate was due to additional provisions related to the sale of the BPO business units for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Seasonality

      The Company experiences seasonality in its businesses and typically realizes higher revenue in the third and fourth quarters, reflecting increased transaction volume in the summer and holiday months.

Liquidity and Capital Resources

      The Company’s primary uses of capital include capital expenditures, working capital, and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts paid for computers, external and internally developed software, scanning and other document processing equipment and improvements to operating facilities. During the six months ended June 30, 2001, the Company’s capital expenditures totaled $8.9 million. Such expenditures were financed from operating cash flow, which totaled $68.5 million for the six month period of 2001. Operating cash flow and capital expenditures during the six months ended June 30, 2000 totaled $42.9 million and $6.2 million, respectively. Operating cash flow increased in the 2001 period compared to 2000 due to strong operating results from the Merchant Card Services business segment. It is anticipated future capital expenditures will be funded with operating cash flow.

      On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million.

      On June 28, 2001, the Company acquired a 70 percent interest in AAMS for $48.5 million, which was settled on July 2, 2001 using existing cash balances of the Company.

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

      The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors, which are shown on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled $36.1 million and $31.5 million as of June 30, 2001 and December 31, 2000, respectively.

Forward-Looking Statements and Risk Factors

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

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders

On May 10, 2001, at the Annual Shareholders Meeting of the Registrant, the shareholders took the following actions:

1.	Elected as directors all nominees designated in the proxy statement dated March 30, 2001 as follows:

	Number of Votes

	For	Withheld

Paul G. Clark	50,275,828	678,547

Preston B. Heller, Jr.	50,812,659	141,716

Robert G. Siefers	50,797,009	157,366

2.	Approved the National Processing, Inc. 2001 Restricted Stock Plan: 47,800,466 votes cast for, 3,029,645 votes cast against, and 124,264 votes withheld.

3.	Approved the selection of Ernst & Young LLP as independent auditors for the Registrant for 2001: 50,882,711 votes cast for, 68,864 votes cast against, and 2,800 votes withheld.

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits

10.41	National Processing, Inc. 2001 Restricted Stock Plan (filed as Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905 dated March 30, 2001 and incorporated herein by reference).

10.42	National Processing, Inc.’s U.S. Asset Purchase Agreement dated July 11, 2001 (filed as Exhibit 10.42).

10.43	National Processing, Inc.’s Mexico Asset Purchase Agreement dated July 11, 2001 (filed as Exhibit 10.43).

10.44	National Processing, Inc.’s Stock Purchase Agreement dated July 11, 2001 (filed as Exhibit 10.44).

10.45	National Processing, Inc.’s Limited Liability Company Interest Purchase Agreement dated June 28, 2001 (filed as Exhibit 10.45).

b.	Reports on Form 8-K

      April 30, 2001: On April 19, 2001, the Registrant issued a press release reporting earnings for the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date:	August 13, 2001	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett President and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)