Form 10-Q
period 2001-09-30
NATIONAL PROCESSING INC
filed 2001-11-14
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended September 30, 2001

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__   NO ____

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2001 was 51,546,000.

NATIONAL PROCESSING, INC.

INDEX

Part I. Financial Information

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	September 30	December 31
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$156,631	$68,590
Eurodollar deposits	—	56,000
Accounts receivable — trade	88,986	128,627
Restricted deposits — customer funds	25,329	31,543
Deferred tax assets	2,348	2,283
Other current assets	7,687	9,901

Total current assets	280,981	296,944
Property and equipment:
Furniture and equipment	53,017	69,417
Building and leasehold improvements	11,204	19,231
Software	27,193	24,418
Property leased from affiliate	4,173	4,173
Land and improvements	442	2,390

	96,029	119,629
Less: Accumulated depreciation and amortization	48,514	58,675

Property and equipment, net	47,515	60,954
Other assets:
Goodwill, net of accumulated amortization of $7,490 in 2001 and $6,939 in 2000	92,021	79,399
Other intangible assets, net of accumulated amortization of $13,020 in 2001 and $10,902 in 2000	44,040	29,697
Deferred tax assets	19,007	4,149
Other assets	6,553	6,328

Total other assets	161,621	119,573

Total assets	$490,117	$477,471

Liabilities and shareholders’ equity
Current liabilities:
Restricted deposits — customer funds	$25,329	$31,543
Accounts payable — trade	16,941	15,243
Accrued bankcard assessments	22,527	24,458
Income tax payable	12,890	7,865
Other accrued liabilities	33,588	33,630

Total current liabilities	111,275	112,739
Obligation under property leased from affiliate	1,895	1,993
Deferred tax liabilities	—	1,181

Total liabilities	113,170	115,913
Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, without par value; 95,000,000 shares authorized; 51,538,112 and 50,935,460 shares issued and outstanding in 2001 and 2000, respectively	1	1
Contributed capital	188,757	178,729
Unearned compensation	(530)	—
Retained earnings	188,719	182,828

Total shareholders’ equity	376,947	361,558

Total liabilities and shareholders’ equity	$490,117	$477,471

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Revenue	$122,376	$108,632	$349,297	$311,012
Operating expense	88,374	77,262	254,838	224,479
General and administrative expense	5,457	7,066	18,115	21,042
Depreciation and amortization	5,124	5,376	15,488	16,076
Impairment, restructuring, and related expense	—	—	6,250	1,500

Operating profit	23,421	18,928	54,606	47,915
Net interest income	1,477	2,231	5,590	5,924

Income before provision for income taxes and minority interest	24,898	21,159	60,196	53,839
Provision for income taxes	9,345	8,175	25,186	20,831

Income before minority interest	15,553	12,984	35,010	33,008
Minority interest	519	—	519	—

Net income	$15,034	$12,984	$34,491	$33,008

Basic income per common share	$0.29	$0.26	$0.67	$0.65

Diluted income per common share	$0.29	$0.25	$0.66	$0.65

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

Balance at January 1, 2001	50,935,460	$1	$178,729	$—	$182,828	$361,558
Net income	—	—	—	—	34,491	34,491
Common control business unit purchase (Note 3)	—	—	—	—	(28,600)	(28,600)
Issuance of common shares under stock-based compensation plans, including related tax effects	602,652	—	10,028	(530)	—	9,498
Balance at September 30, 2001	51,538,112	$1	$188,757	$(530)	$188,719	$376,947

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended
	September 30

	2001	2000

Operating Activities
Net income	$34,491	$33,008
Items not requiring cash currently:
Depreciation and amortization	15,488	16,076
Impairment, restructuring and related expense, net of cash paid	5,098	1,431
Deferred income taxes	(704)	632
Loss on disposition of fixed assets	34	591
Minority interest	519	—
Change in current assets and liabilities:
Accounts receivable – trade	30,145	21,303
Accounts payable – trade	2,460	48
Accrued bankcard assessments	(1,931)	(836)
Income taxes payable	7,814	(11,037)
Other current assets/liabilities	(2,630)	922
Other, net	31	(486)

Net cash provided by operating activities	90,815	61,652

Investing Activities
Capital expenditures	(14,813)	(8,804)
Proceeds from sales of fixed assets	34	309
Purchases of Eurodollar deposits	—	(76,000)
Proceeds from maturities of Eurodollar deposits	56,000	60,000
Common control business unit purchase	(44,000)	—
Acquisitions, net of cash received	(48,500)	(2,000)
Proceeds from sale of businesses	43,000	—

Net cash used in investing activities	(8,279)	(26,495)

Financing Activities
Principal payments under property leased from affiliate	(98)	(98)
Issuance of common stock	5,603	595

Net cash provided by financing activities	5,505	497

Net increase in cash and cash equivalents	88,041	35,654
Cash and cash equivalents, beginning of period	68,590	32,042

Cash and cash equivalents, end of period	$156,631	$67,696

Supplemental cash flow information:
Taxes paid	$17,718	$29,417

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries (the Company). Beginning June 29, 2001, the consolidated financial statements also include the Company’s 70% ownership interest in ABN AMRO Merchant Services, LLC (see Note 3). All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For the interim periods presented, management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company experiences seasonality in its businesses and typically realizes higher revenue in the third and fourth quarters and lower revenue in the first calendar quarter, reflecting increased transaction volume in the summer and holiday months.

Although the consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, the accompanying interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the Company’s 2000 Annual Report on Form 10-K.

Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2.	DIVESTED BUSINESS UNITS AND NONRECURRING ITEMS
In June 2001, the Company committed to a formal plan to dispose of its Business Process Outsourcing (BPO) business unit. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In conjunction with the formal plan of disposal in June 2001, the Company recorded a $6.3 million pre-tax charge primarily related to impairment associated with the divestiture. The charge totaled $6.2 million after-tax, or $0.12 per diluted share. On July 11, 2001, the Company signed a definitive agreement with Affiliated Computer Services (ACS) to sell the BPO business unit for $43.0 million in cash. The sale of the BPO business unit was completed on August 29, 2001.

In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives related to the BPO business unit. The charge totaled $1.0 million after-tax, or $0.02 per diluted share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

Divested business units also include the Company’s Springfield remittance operation sold in August 2000 and the Denver collections operation discontinued in March 2001.

For the three months ended September 30, 2001 and 2000, the divested business units had revenue of $9.8 million and $19.1 million, respectively, and operating profit of $1.2 million and $2.8 million, respectively. For the nine months ended September 30, 2001 and 2000, the divested business units had revenue of $41.1 million and $56.4 million, respectively, and operating profit (loss) of ($2.7) million and $5.1 million, respectively. Operating profit (loss) includes impairment and restructuring charges related to the BPO business unit totaling $6.3 million in the second quarter of 2001 and $1.5 million in the second quarter of 2000.

3.	ACQUISITIONS

On June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC (AAMS) for $48.5 million using existing cash balances. Under the terms of the agreement, the Company will provide AAMS with all merchant-processing services including both authorization and settlement of all card-based transactions. The acquisition, accounted for as a purchase, increased the Company’s goodwill by approximately $27 million, to be amortized on a straight-line basis over 20 years. The remainder of the purchase price was allocated to other identifiable intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years. The results of operations of AAMS have been included in the consolidated financial statements since the date of its acquisition. Incremental revenue as a result of this acquisition was $8.5 million for both the three and nine months ended September 30, 2001.

On January 8, 2001, the Company purchased the merchant services business units from several of National City Corporation’s (National City) banking subsidiaries for $44.0 million in cash. This acquisition included merchant contracts and additional sales personnel. National Processing also assumed responsibility for all merchant processing sales efforts throughout National City’s 1,200 branch network via an exclusive multi-year marketing agreement. The Company had previously provided the authorization and settlement processing for these merchants via a third party processing contract with National City. For the three and nine months ended September 30, 2001, the Company recorded $3.8 million and $11.9 million, respectively, of incremental revenue as a result of this acquisition. The acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost bases of National City. The excess of the cash paid over the historical cost bases was recorded as a reduction in shareholders’ equity, net of income taxes. The results of operations of the National City merchant services business units have been included in the consolidated financial statements since the date of acquisition.

4.	COMMITMENTS AND CONTINGENCIES

Under the rules of VISA® and Mastercard®, when a merchant card services processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in the merchant’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the charge back due to bankruptcy or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, the contingent liability could be more likely. Management believes the likelihood of any material loss under the chargeback rules is remote.

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

5.	NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

BASIC
Net income	$15,034	$12,984	$34,491	$33,008

Average common shares outstanding	51,419	50,830	51,233	50,807

Net income per common share — basic	$0.29	$0.26	$0.67	$0.65

DILUTED
Net income	$15,034	$12,984	$34,491	$33,008

Average common shares outstanding	51,419	50,830	51,233	50,807
Dilutive effect of stock options	985	253	706	125

Average common shares outstanding — diluted	52,404	51,083	51,939	50,932

Net income per common share — diluted	$0.29	$0.25	$0.66	$0.65

6.	SEGMENT REPORTING

The Company operates two business segments – Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and settles credit and debit card transactions. Payment Services provides non-card based financial settlement products. Payment Services was formerly a business unit within the Company’s Corporate Outsourcing Solutions segment. Upon the sale of the BPO business unit, this segment was renamed Payment Services. The below segment disclosures for the Payment Services segment include the divested BPO business unit through August 29, 2001, the date of sale.

     The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts have been classified to conform to the current line of business reporting structure.

     General and administrative expense is allocated to the Company’s segments based upon various methods determined by the nature of the expenses. There are no intersegment revenues. Depreciation and amortization expense for corporate fixed assets is allocated to the Company’s segments. Corporate assets and liabilities are comprised primarily of cash, Eurodollar deposits, and income tax balances.

(Dollars in thousands)

	Merchant
	Card	Payment		Consolidated
	Services	Services	Corporate	Total

For the three months ended September 30, 2001
Revenue	$105,551	$16,825	$—	$122,376
Operating profit	20,964	2,457	—	23,421
Depreciation and amortization	4,405	719	—	5,124
Net interest income	1,324	153	—	1,477
Total assets	253,354	31,462	205,301	490,117
For the three months ended September 30, 2000
Revenue	$79,687	$28,945	$—	$108,632
Operating profit	13,690	5,238	—	18,928
Depreciation and amortization	3,429	1,947	—	5,376
Net interest income	1,612	619	—	2,231
Total assets	223,919	87,854	159,266	471,039

	Merchant
	Card	Payment		Consolidated
	Services	Services	Corporate	Total

For the nine months ended September 30, 2001
Revenue	$286,255	$63,042	$—	$349,297
Impairment, restructuring and related expense	—	6,250	—	6,250
Operating profit	53,213	1,393	—	54,606
Depreciation and amortization	11,424	4,064	—	15,488
Net interest income	4,805	785	—	5,590
Total assets	253,354	31,462	205,301	490,117
For the nine months ended September 30, 2000
Revenue	$226,702	$84,310	$—	$311,012
Impairment, restructuring and related expense	—	1,500	—	1,500
Operating profit	36,546	11,369	—	47,915
Depreciation and amortization	10,172	5,904	—	16,076
Net interest income	4,395	1,529	—	5,924
Total assets	223,919	87,854	159,266	471,039

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined the effect these tests will have on the earnings and financial position of the Company.

8.	RESTRICTED STOCK PLAN

On May 10, 2001, the shareholders of the Company approved the National Processing, Inc. 2001 Restricted Stock Plan. Under the terms of the plan, the Company may issue up to 500,000 shares of common stock to officers and key employees. In the third quarter of 2001, the Company issued 32,500 shares of restricted stock. The stock awards were provided in recognition of future contributions to the continuing success of the Company. In general, the restrictions on shares granted expire within a four-year period. The Company recognized approximately $40,000 of compensation expense in the third quarter related to these restricted stock awards.

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

     Payment Services revenue is generated from a variety of non-card based financial settlement products. The majority of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis.

     A small portion of total revenue is derived from earnings on customer cash balances, which are maintained pursuant to contractual terms.

     Expenses.

     Expenses include costs of providing services to customers, including wages and personnel costs, assessment fees, authorization fees, data processing costs, and general and administrative expenses.

Results of Operations

     The Company’s operating results are presented below in the manner in which they are viewed by management. The Company has exited certain business units during 2000 and 2001 in order to focus on its core business lines, which are those that perform electronic payment settlement. Accordingly, the segment results presented below segregate the operating performance for the remaining core business lines from those that were exited. The segment operating results as shown below exclude certain nonrecurring items. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

	2001		2000		Change

		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenue:
Merchant Card Services	$105,551	86	$79,687	73	$25,864	32
Payment Services	7,068	6	9,799	9	(2,731)	(28)

Total Core Revenue	112,619	92	89,486	82	23,133	26
Divested Business Lines	9,757	8	19,146	18	(9,389)	(49)

Total Revenue	122,376	100	108,632	100	13,744	13
Expenses:
Merchant Card Services	84,587	80	65,997	83	18,590	28
Payment Services	5,790	82	7,397	75	(1,607)	(22)

Total Core Operating Expenses	90,377	80	73,394	82	16,983	23
Divested Business Lines	8,578	88	16,310	85	(7,732)	(47)

Total Expenses	98,955	81	89,704	83	9,251	10
Operating Profit:
Merchant Card Services	20,964	20	13,690	17	7,274	53
Payment Services	1,278	18	2,402	25	(1,124)	(47)

Total Core Operating Profit	22,242	20	16,092	18	6,150	38
Divested Business Lines	1,179	12	2,836	15	(1,657)	(58)

Total Operating Profit	23,421	19	18,928	17	4,493	24
Net Interest Income	1,477	1	2,231	2	(754)	(34)

Income Before Taxes and Minority Interest	24,898	20	21,159	19	3,739	18
Provision for Income Taxes	9,345	8	8,175	8	1,170	14

Income before Minority Interest	15,553	13	12,984	12	2,569	20
Minority Interest	519	1	—	—	519	100

Net Income	$15,034	12	$12,984	12	$2,050	16

Merchant Card Services

     Revenue for the three months ended September 30, 2001 increased 32% to $105.6 million from $79.7 million in 2000. Revenue increased primarily due to increases of 27% in both transaction and dollar volume processed and the acquisitions of National City’s merchant business units on January 8, 2001 and ABN AMRO Merchant Services, LLC (AAMS) on June 28, 2001. The National City and AAMS acquisitions contributed $3.8 million and $8.5 million, respectively, of incremental revenue in the third quarter of 2001. The volume increases were primarily due to the addition of new national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

     Expenses for the three months ended September 30, 2001 increased 28% to $84.6 million from $66.0 million in 2000 primarily due to increased processing volume. Operating margins as a percentage of revenue increased to 20% from 17% primarily due to economies of scale from increased volume and the National City and AAMS acquisitions. Operating profit for the quarter ended September 30, 2001 increased 53% to $21.0 million from $13.7 million in the 2000 third quarter due primarily to the factors outlined above.

Payment Services

     Revenue for the core Payment Services segment for the three months ended September 30, 2001 decreased 28% to $7.1 million from $9.8 million in 2000. Revenue decreased primarily due to decreased volume from the Company’s Airlines Reporting Corporation contract.

     Expenses for the core Payment Services segment for the three months ended September 30, 2001 decreased 22% to $5.8 million from $7.4 million in 2000 due primarily to decreased volume and staff reductions. Operating profit for the quarter ended September 30, 2001 decreased 47% to $1.3 million from $2.4 million in the 2000 third quarter as a result of decreased volume.

Divested Business Units and Nonrecurring Items

     In June 2001, the Company committed to a formal plan to dispose of its Business Process Outsourcing (BPO) business unit. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In conjunction with the formal plan of disposal in June 2001, the Company recorded a $6.3 million pre-tax charge primarily related to impairment associated with the divestiture. The charge totaled $6.2 million after-tax, or $0.12 per diluted share. On July 11, 2001, the Company signed a definitive agreement with Affiliated Computer Services (ACS) to sell the BPO business unit for $43.0 million in cash. The sale of the BPO business unit was completed on August 29, 2001.

     In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives related to the BPO business unit. The charge totaled $1.0 million after-tax, or $0.02 per diluted share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

     Divested business units also include the Company’s Springfield remittance operation sold in August 2000 and the Denver collections operation discontinued in March 2001.

     For the three months ended September 30, 2001 and 2000, the divested business units had revenue of $9.8 million and $19.1 million, respectively, and operating profit of $1.2 million and $2.8 million, respectively.

Net Interest Income

     Net interest income for the three months ending September 30, 2001, was $1.5 million, down 34% from the prior year third quarter due to lower average interest rates in 2001.

Provision for Income Taxes

     The overall effective tax rate for the third quarter of 2001 was 37.5% compared to 38.6% for the same quarter a year ago. The decrease in the effective tax rate is principally due to differences in state income tax rates between legal entities within the Company due to recent acquisition and divestiture activity.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

	2001		2000		Change

		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenue:
Merchant Card Services	$286,255	82	$226,702	73	$59,553	26
Payment Services	21,877	6	27,897	9	(6,020)	(22)

Total Core Revenue	308,132	88	254,599	82	53,533	21
Divested Business Lines	41,165	12	56,413	18	(15,248)	(27)

Total Revenue	349,297	100	311,012	100	38,285	12
Expenses:
Merchant Card Services	233,042	81	190,156	84	42,886	23
Payment Services	17,817	81	21,659	78	(3,842)	(18)

Total Core Operating Expenses	250,859	81	211,815	83	39,044	18
Divested Business Lines	37,582	91	49,782	88	(12,200)	(25)

Total Operating Expenses	288,441	83	261,597	84	26,844	10
Operating Profit:
Merchant Card Services	53,213	19	36,546	16	16,667	46
Payment Services	4,060	19	6,238	22	(2,178)	(35)

Total Core Operating Profit	57,273	19	42,784	17	14,489	34
Divested Business Lines	3,583	9	6,631	12	(3,048)	(46)

Total Operating Profit	60,856	17	49,415	16	11,441	23
Net Interest Income	5,590	2	5,924	2	(334)	(6)

Income Before Taxes, Minority Interest and Nonrecurring Items	66,446	19	55,339	18	11,107	20
Nonrecurring Items	(6,250)	(2)	(1,500)	—	(4,750)	NM

Income Before Taxes and Minority Interest	60,196	17	53,839	17	6,357	12
Provision for Income Taxes	25,186	7	20,831	7	4,355	21

Income before Minority Interest	35,010	10	33,008	11	2,002	6
Minority Interest	519	NM	—	—	519	NM

Net Income	$34,491	10	$33,008	11	$1,483	4

NM — Not Meaningful

Merchant Card Services

     Revenue for the nine months ended September 30, 2001 increased 26% to $286.3 million from $226.7 million in 2000. Revenue increased primarily due to increases of 26% in both transaction and dollar volume processed over the prior year and the acquisitions of National City’s merchant business units on January 8, 2001 and ABN AMRO Merchant Services, LLC (AAMS) on June 28, 2001. The National City and AAMS acquisitions contributed $11.9 million and $8.5 million, respectively, of incremental revenue for the first nine months of 2001. The volume increases were primarily due to the addition of new national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

     Expenses increased 23% to $233.0 million from $190.2 million primarily due to increased processing volume. Operating margins as a percentage of revenue increased to 19% from 16% primarily due to economies of scale from increased volume and the National City and AAMS acquisitions. Operating profit for the nine months ended September 30, 2001 increased 46% to $53.2 million from $36.5 million for 2000 due primarily to the factors outlined above.

Payment Services

     Revenue for the core Payment Services segment for the nine months ended September 30, 2001 decreased 22% to $21.9 million from $27.9 million in 2000. Revenue decreased primarily due to decreased volume from the Company’s Airlines Reporting Corporation contract.

     Expenses for the core Payment Services segment decreased 18% to $17.8 million from $21.7 million due primarily to decreased volume and staff reductions. Operating profit for the nine months ended September 30, 2001 decreased 35% to $4.1 million from $6.2 million for 2000 due primarily to the factors outlined above.

Divested Business Units and Nonrecurring Items

     In June 2001, the Company committed to a formal plan to dispose of its Business Process Outsourcing (BPO) business unit. This business unit primarily processed healthcare claims, credit card applications, and airline lift tickets. In conjunction with the formal plan of disposal in June 2001, the Company recorded a $6.3 million pre-tax charge primarily related to impairment associated with the divestiture. The charge totaled $6.2 million after-tax, or $0.12 per diluted share. On July 11, 2001 the Company signed a definitive agreement with Affiliated Computer Services (ACS) to sell the BPO business unit for $43.0 million in cash. The sale of the BPO business unit was completed on August 29, 2001.

     In the second quarter of 2000, a pre-tax charge of $1.5 million was recorded for site consolidation initiatives related to the BPO business unit. The charge totaled $1.0 million after-tax, or $0.02 per share, and related primarily to the write-off of leasehold improvements and the accrual of future contractual rent payments on abandoned facilities.

     Divested business units also include the Company’s Springfield remittance operation sold in August 2000 and the Denver collections operation discontinued in March 2001.

     For the nine months ended September 30, 2001 and 2000, the divested business units had revenue of $41.2 million and $56.4 million, respectively, and operating profit (loss) of ($2.7) million and $5.1 million, respectively. Operating profit (loss) includes impairment and restructuring charges related to the divested business units totaling $6.3 million in the second quarter of 2001 and $1.5 million in the second quarter of 2000.

Net Interest Income

     Net interest income for the nine months ending September 30, 2001 was $5.6 million, down 6% from prior year due to lower average interest rates in 2001.

Provision For Income Taxes

     The overall effective tax rate for the nine months ended September 30, 2001 was 41.8% compared to 38.7% for the same period a year ago. The increase in the effective tax rate was due to additional provisions related to the sale of the BPO business unit for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. The increase in the effective tax rate was partially offset by differences in state income tax rates between legal entities within the Company due to recent acquisition and divestiture activity.

Effects of September 11 Terrorist Attacks

     The terrorist attacks in New York and Washington on September 11, 2001, have led to reduced levels of air travel. The Company currently processes credit card transactions for six of the top 10 U. S. airlines, and the majority of its Payment Services business is also tied to the travel industry. Travel-related customers, principally airlines, represented about 12% of consolidated third quarter revenue, 7% from Merchant Card Services and 5% from Payment Services. To the extent future air travel continues at levels below historical trends, that portion of Merchant Card Services and Payment Services revenue will be impacted. There is less revenue exposure in the Payment Services business due to the cost-plus contract with the Airlines Reporting Corporation and contractual minimums with other travel-related customers.

     The unprecedented slowdown in air travel, combined with the costs of additional security measures, has raised questions about the ongoing financial viability of the airline industry. In the event of bankruptcy liquidation of one or more of the Company’s airline customers, and to the extent that other carriers would refuse to honor outstanding tickets, the Company could become financially responsible for refunding tickets purchased through MasterCard® or VISA® under the chargeback rules of those associations. See Commitments and Contingencies, Note 4 to Consolidated Financial Statements. In the near term, management believes that airline bankruptcy liquidations are highly unlikely given the recent Federal financial support for the airline industry. Based on information available to the company, and actions management is taking to mitigate the situation, management further believes the likelihood of any material loss under the chargeback rules is remote.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined the effect these tests will have on the earnings and financial position of the Company.

Seasonality

     The Company experiences seasonality resulting in fluctuations in quarterly operating results. The Company typically realizes higher revenue in the third and fourth calendar quarters and lower revenue in the first calendar quarter, reflecting increased transaction volumes during the summer and holiday months. Accounts receivable is generally highest in the fourth quarter as December is typically the highest volume month due to holiday sales.

Liquidity and Capital Resources

     The Company’s primary uses of funds include capital expenditures, working capital, and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

     The Company’s capital expenditures include amounts paid for computers, external and internally developed software, scanning and other document processing equipment and improvements to operating facilities. During the nine months ended September 30, 2001, the Company’s capital expenditures totaled $14.8 million. Such expenditures were financed from operating cash flow, which totaled $90.8 million for the nine month period of 2001. Operating cash flow and capital expenditures during the nine months ended September 30, 2000 totaled $61.7 million and $8.8 million, respectively. Operating cash flow increased in the 2001 period compared to 2000 due to strong operating results from the Merchant Card Services business segment. It is anticipated future capital expenditures will be funded with operating cash flow.

     On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million in cash.

     On June 28, 2001, the Company acquired a 70% ownership interest in AAMS for $48.5 million in cash.

     On August 29, 2001, the Company completed the sale of the Business Process Outsourcing unit to Affiliated Computer Services, Inc. for $43.0 million cash.

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

     The Company maintains restricted cash balances held on behalf of clients pending distribution to vendors, which are shown on the balance sheet as assets and equivalent offsetting liabilities. These cash balances totaled $25.3 million and $31.5 million as of September 30, 2001 and December 31, 2000, respectively.

Forward-Looking Statements and Risk Factors

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and subsequent filings with the Securities and Exchange Commission for risks and uncertainties that could cause actual results to differ materially.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Derivative Instruments

     The Company does not use derivative instruments.

Market Risk of Financial Instruments

     The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of September 30, 2001, the Company had $157 million in cash equivalents. For the third quarter of 2001, the Company also held an average of $154 million of customer funds.

     Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, which affects both interest earnings on the Company’s cash equivalents and interest earnings on customer funds. At September 30, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $3 million in annual pre-tax earnings. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $3 million in annual pre-tax earnings.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a.     Exhibits (None)

b.     Reports on Form 8-K

     July 13, 2001: On July 13, 2001, the Registrant issued a press release announcing that National Processing Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC.

     July 18, 2001: On July 18, 2001, the Registrant issued a press release reporting earnings for the three and six months ended June 30, 2001.

     July 26, 2001: On July 12, 2001, the Registrant issued a press release announcing that National Processing Company signed a definitive agreement to sell its Business Process Outsourcing Services unit to Affiliated Computer Services, Inc.

     September 4, 2001: On August 29, 2001, the Registrant issued a press release announcing that National Processing Company completed the sale of its Business Process Outsourcing Services unit to Affiliated Computer Services, Inc. for $43 million cash.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: November 14, 2001	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett President and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)