Form 10-K
period 2001-12-31
NATIONAL PROCESSING INC
filed 2002-02-20
CIK 1016277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2002 was $221,416,453. The market value calculation was determined using the closing sale price of the Registrant’s common stock on January 31, 2002, as reported on the New York Stock Exchange.

      The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2002 was 51,836,506.

Documents Incorporated by Reference:

      Portion’s of the Registrant’s Proxy Statement (to be dated approximately March 6, 2002) are incorporated by reference into Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, of Part III.

PART I

Item 1.  Business

      National Processing, Inc. (the “Company” or “Registrant”), through its wholly-owned operating subsidiaries, which are collectively referred to as National Processing Company (“NPC”), operates two business segments, Merchant Card Services and Payment Services, which are focused on electronic payment settlement services. In 2001, the Company’s total dollar volume settled was over $230 billion.

      Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit, debit, stored value, and electronic benefits transfer (“EBT”). Merchant Card Services provides services to virtually every industry that accepts cards for payment settlement and currently provides services to over 600,000 merchant locations primarily in the United States. Merchant Card Services represented 85% of the Company’s revenue in 2001.

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) unit. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel service and healthcare industries. Payment Services settles 100% of domestic airline tickets sold through travel agencies in the United States. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. Payment Services represented 6% of the Company’s revenue in 2001.

      During 2001, the Company divested its BPO business and exited its Denver collections business, which collectively represented 9% of the Company’s revenue in 2001.

      The Company is an Ohio corporation that is 86% owned by National City Corporation, a financial holding company headquartered in Cleveland, Ohio (“National City”). The Company maintains operations, employees, and contracts substantially independent of National City’s other operating subsidiaries. The Company and National City are parties to agreements pursuant to which National City and its subsidiaries provide the Company, and the Company provides National City and its subsidiaries, certain administrative support, operations, and processing services. The Company is also a party to a tax-sharing agreement and a registration rights agreement with National City.

      See Segment Reporting, Note N to the Consolidated Financial Statements, for additional financial disclosures of the Company’s operating segments and foreign operations.

Industry Overview

  Merchant Card Services

      The merchant card processing industry provides retailers and other merchants with card-based payment authorization, capture, settlement and reporting, exception processing, and other related services. The industry has enjoyed significant growth over the last ten years due to wider merchant acceptance of card-based payment products and increased consumer usage of card-based payment services.

      NPC provides a diversified product mix to meet a wide range of customer needs, including:

•	Processing of all credit card types

•	Authorization and settlement accounting

•	Merchant reporting

•	Chargeback prevention and handling

•	Point of Sale (POS) hardware and software

•	On-line and off-line debit card acquiring

•	Electronic Benefits Transfer (EBT)

•	Customized reporting formats and data management

•	Call-center services

•	E-commerce solutions

      NPC provides services to a wide array of customers in virtually every industry, including retailers, supermarkets, quick service and full service restaurants, petroleum and convenience stores, airlines, hospitality, and e-commerce. NPC is the second largest provider of merchant card processing services in the United States. In 2001, NPC processed 3.5 billion transactions, including approximately one out of every five Visa® and MasterCard ® transactions in the United States. NPC currently services over 600,000 merchant locations nationwide.

      The merchant card processing market can generally be divided into two markets: 1) national merchants and 2) regional merchants, including smaller “mom and pop” merchants. Since 1997, NPC has deployed a dual strategy focused on growing both markets. On December 31, 1999, the Company increased its market share of regional merchants by acquiring a merchant contract portfolio from Heartland Payment Systems LLC. The Company further expanded its market share of regional merchants by acquiring the merchant services business units from several National City banking subsidiaries on January 8, 2001 and a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) on June 28, 2001. In 2001, 56% of merchant card processing revenue was from regional merchants.

      Merchant Card Services revenue was $402.0 million, which represented 85% of the Company’s revenue in 2001. Total transaction volume increased by 24% to 3.5 billion in 2001. Total dollar settlement volume increased by 23% to $156 billion in 2001.

      Merchant Card Services uses various sales and marketing channels for both its national and regional customers. The Company employs approximately 300 commission only sales representatives who focus on direct marketing channels. In addition, the Company sells its services through approximately 650 third-party relationships such as independent sales offices and community banks who, in most cases, represent NPC exclusively.

      The merchant card processing market is extremely competitive, which results in pricing pressure and creates the need for continuous improvement in technology both to satisfy customer demands and to reduce operating costs. The increased costs to meet merchant requirements for improved service and satisfy the demand for additional technology-driven applications combined with the scale-driven nature of the industry have made it difficult for small-scale transaction processors to remain competitive and has led to consolidation in the industry. NPC competes in this industry by focusing on lowering the merchant’s “total cost of card acceptance”, which includes minimizing interchange and processing fees assessed by third parties.

      According to published industry sources, the six largest card processors handle over 70% of the transaction and dollar volume in the United States. The remaining market is highly fragmented among smaller merchant service providers. As a result, the transaction processing industry will likely continue to undergo consolidation.

  Payment Services

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the BPO unit. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel service and healthcare industries. Payment Services revenue was $30.1 million, which represented 6% of the Company’s revenue in 2001. Payment Services settled $75 billion of payments in 2001.

      In the travel service industry, Payment Services provides financial settlement and reporting to airlines, hotels, travel agents, cruise lines, and car rental companies. Through an exclusive long-term “cost-plus” contract with the Airlines Reporting Corporation (“ARC”), Payment Services provides payment settlement services for all airline tickets sold by travel agents in the United States. In addition, NPC provides an industry-wide global payment system for consolidating and processing business-to-business commission payments for virtually all United States based car rental companies as well as for the hotel and cruise line industries. During 2001, these services were performed in both the Company’s Mexican and United States locations.

      In the healthcare industry, Payment Services uses AcceleratedPaySM, a healthcare settlement solution, to provide financial settlement and reporting to healthcare organizations such as insurance companies, managed care organizations, and self-insured organizations. These services are performed in the Company’s United States locations.

      Competition for the Payment Services segment varies based on the individual product lines. The Company currently has an exclusive long-term contract with ARC to provide payment settlement for all airline tickets sold by travel agents in the United States. The other Payment Services product lines experience competition in the marketplace. NPC competes in this industry by focusing on price, quality, and customer service.

  Divested Business Units and Related Charges

      In 2001, the Company divested its BPO business and exited its Denver collections business which were components of the former Corporate Outsourcing Solutions segment. Revenue from these divested businesses was $41.2 million, which represented 9% of the Company’s revenue in 2001. The sale of the BPO business unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001, for $43.0 million in cash ($41.3 million after transaction related expenses). The Company recorded charges of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. These charges consisted of a loss of $3.3 million ($4.2 million after-tax, or $0.08 per diluted share) on the sale of the business and a $0.6 million charge ($0.4 million after-tax, or $0.01 per diluted share) for severance costs related to fourth quarter organizational restructuring actions taken to reduce support costs associated with the BPO unit.

      In 2000, the Company recorded charges of $8.6 million ($5.6 million after-tax, or $0.11 per diluted share) related to these business units. These charges consisted of $7.1 million ($4.6 million after-tax, or $0.09 per diluted share) to write-off goodwill and fixed assets for the Denver collections business and $1.5 million ($1.0 million after-tax, or $0.02 per diluted share) for site consolidation initiatives in the BPO unit.

      In 1999, the Company recorded charges of $71.7 million ($71.7 million after-tax, or $1.42 per diluted share) related to divested business units. These charges consisted of $69.5 million ($69.9 million after-tax, or $1.38 per diluted share) for impairment and associated expenses related to the sale of the Freight, Payables, Remittance, and Check Acceptance business lines and a $2.2 million ($1.8 million after-tax, or $0.04 per diluted share) restructuring charge related to the closure of a BPO facility. The Freight, Payables, Remittance, and Check Acceptance business lines were sold in the first half of 1999 for $62.6 million in cash.

Regulation

      As a result of National City’s ownership in the Company and as long as National City has a controlling interest, the Company is subject to banking laws, regulations, and orders (collectively, the “Banking Laws”). For example, the Company is subject to the supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”), one of the principal regulatory bodies having jurisdiction over National City.

      The FRB reviews acquisitions and new businesses to be engaged in by the Company, and the FRB’s written approval is required for the Company to consummate an acquisition. Pursuant to the Bank Holding Company Act, the Company shall not engage in any activity, or own, control, or have the power to vote more than 5% of any class of voting security of any company engaged in any activity (i) for which the Bank Holding Company Act requires a bank holding company to receive prior approval from the FRB without such approval having been obtained, or (ii) that would cause the Company or any affiliate of the Company to violate any regulation, administrative order, or court order made pursuant to the Bank Holding Company Act. If at any time it is determined that any activity conducted by the Company or any subsidiary does not comply with the requirements of the Bank Holding Company Act, the Company is required to take all reasonable steps to cease such activity, or to divest any ownership or control position. If National City is unable to obtain the necessary consent or approval for any business activity substantially different from those business activities the Company currently conducts, then the Company may not engage in any of those new business activities or proceed with the contemplated acquisition of a business that would engage in such new activities. The Company does not believe, however, that either the Banking Laws or the Bank Holding Company Act will impede the manner in which the Company conducts its business or its product and service offerings, although there can be no assurance that the Banking Laws or Bank Holding Company Act will not have such an effect.

      The Company is also subject to various other federal, state, local, and foreign laws, orders and regulations applicable to the Company’s operations in the jurisdictions where it conducts business. Where applicable, regulators and other persons are authorized to seek remedies against entities such as the Company for violations of such laws.

      Through National City Bank of Kentucky, (“NCBK”), which serves as a member bank for the Company, the Company is registered with VISA® and MasterCard ® as a certified processor and member service provider. As a result, the Company must adhere to the standards of the VISA® and MasterCard ® credit card associations or risk suspension or termination of its designation and/or status. There can be no assurance that (i) VISA® and MasterCard ® will maintain the Company’s registrations; (ii) the current VISA® and MasterCard ® rules allowing the Company and other non-bank transaction processors to market and provide transaction processing services will remain in effect; or (iii) VISA® and MasterCard ® will continue to interpret their rules as they have done in the past, which may have an impact on the Company’s business operations. NCBK is a wholly-owned subsidiary of National City.

Sponsorship Agreement

      The Company and NCBK are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as NCBK’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard ® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard ® associations. NCBK, being a member of such associations, acts as the Company’s sole sponsor under the terms of the Sponsorship agreement.

      The Company retains full responsibility for performance of Merchant Card Services, except for certain obligations or responsibilities of NCBK pursuant to the Sponsorship Agreement. The Sponsorship Agreement provides that the Company will comply with (1) all Visa® and MasterCard ® bylaws, manuals and operating regulations and other written materials as they from time to time are amended which bind or apply to NCBK as a member of Visa® and MasterCard ® with respect to Merchant Card Services or to the Company as a third party processor, (2) all agreements between merchants and NCBK with respect to Merchant Card Services, and (3) all applicable federal or state laws and regulations. Under the Sponsorship Agreement, the Company will receive all fees, discounts and other amounts payable by merchants for Merchant Card Services and will bear the expenses of maintaining facilities necessary to provide such services. Certain indemnification provisions are also contained in the Sponsorship Agreement, under which the Company will indemnify NCBK against losses, claims or other amounts arising out of the Company’s failure to perform in accordance with the terms of the Sponsorship Agreement due to negligence of the Company.

      The Company mitigates its contingent liability risk by instructing NCBK to withhold certain settlement funds due to merchants based on contractual terms. As of December 31, 2001, NCBK had $64.7 million of customer deposits and withheld settlement funds.

Employees

      As of December 31, 2001, the Company and its subsidiaries had approximately 2,000 full-time and part-time employees.

Seasonality

      The Company experiences seasonality in certain businesses and typically realizes higher revenue in the third and fourth calendar quarters and lower revenue in the first calendar quarter, reflecting increased transaction volume in the summer and holiday months. Accounts receivable is generally highest in the fourth quarter as December is typically the highest volume month due to holiday sales. As a result, cash balances are typically lower in the fourth quarter.

Item 2.  Properties

      The Company leases its main processing facility in Louisville, Kentucky, consisting of approximately 224,000 square feet, from National City Bank of Kentucky. (See Transactions with Affiliates, Note F to Consolidated Financial Statements). The Company’s lease for the Louisville processing facility expires on February 28, 2019. The Company’s other U.S. facilities have varying lease expiration terms and range in size from 2,000 square feet to 16,000 square feet. The Company also has 32 marketing and sales offices, which have varying lease expiration terms and range in size from 200 square feet to 2,600 square feet and are located throughout the United States. The Company owns one processing facility in Juarez, Mexico, consisting of 50,000 square feet. All properties leased and owned by the Company are in good repair and suitable condition for the purposes for which they are used. The Company periodically reviews its overall facility needs in order to add or delete capacity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock is traded on the New York Stock Exchange under the symbol NAP. The quarterly high and low trade price and the final day’s closing price of the Company’s common stock for each of the quarterly periods in 2001 and 2000 were as follows:

	High	Low	Close

Year Ended December 31, 2001
First Quarter	$19.510	$15.625	$18.590
Second Quarter	28.310	17.350	28.000
Third Quarter	35.750	20.810	28.000
Fourth Quarter	34.330	24.500	32.500
Year Ended December 31, 2000
First Quarter	$10.375	$7.125	$9.500
Second Quarter	12.500	9.250	12.500
Third Quarter	14.375	10.750	13.938
Fourth Quarter	20.875	13.313	17.000

      The number of holders of record of the Company’s common stock as of January 31, 2002 was 118. The Company believes it has significantly more than 118 beneficial holders of its common stock.

      The Company has never declared or paid cash dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The declaration and payment of cash dividends on the Company’s common stock is at the discretion of the Company’s Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, borrowing covenants, and other factors deemed relevant.

      The name and address of the Company’s common stock transfer agent and registrar is National City Bank, Corporate Trust Operations, P.O. Box 92301, Locator 5352, Cleveland, Ohio, 44139-0900, (800.622.6757).

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

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in millions, except per share data)
Income Statement Data: (1)
Revenue	$473.3	$427.3	$431.0	$483.2	$405.7
Net Income (Loss) (2)	52.7	43.4	(37.4)	15.3	21.1
Basic Net Income (Loss) Per Share	1.03	0.85	(0.74)	0.30	0.42
Diluted Net Income (Loss) Per Share	1.01	0.85	(0.74)	0.30	0.42
Average Shares Outstanding — Basic	51.4	50.8	50.7	50.6	50.6
Average Shares Outstanding — Diluted	52.0	51.0	50.7	50.7	50.7

Balance Sheet Data: (1)
Working Capital	$198.9	$184.2	$124.4	$72.4	$79.3
Goodwill	91.2	79.4	88.4	171.5	170.3
Total Assets	478.3	435.4	402.3	419.4	437.3
Long-Term Obligations	1.9	3.2	6.0	8.7	8.1
Total Liabilities	78.3	73.9	85.9	66.7	100.5
Shareholders’ Equity	400.0	361.6	316.4	352.7	336.8

(1)	This financial data includes the impact of the following acquisitions during the periods presented: on February 4, 1997, the Company acquired NTA, Inc., a freight payment processing company; on June 18, 1997, the Company acquired the operating assets and liabilities of InTraCon, Inc., a freight payment processing company; on June 20, 1997, the Company acquired the operating assets and liabilities of MRS Jamaica, Inc., a healthcare claim form processing company; on September 30, 1997, the Company acquired Caribbean Data Services, Ltd., a data processing company; on October 24, 1997, the Company acquired 79.6% of the outstanding shares of FA Holdings, Inc., a debit and credit card processor; (the Company acquired the remaining outstanding shares of FA Holdings, Inc. on January 2, 1998); on January 15, 1998, the Company acquired JBH Travel Audit Inc., a commission audit and collections company; on December 31, 1999, the Company acquired a regional merchant processing portfolio from Heartland Payment Systems LLC; on June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC. Each of these transactions were accounted for as purchases; accordingly, the results of operations are included in the consolidated statements of operations from the respective acquisition dates. On January 8, 2001, the Company purchased the merchant services business units from several of National City’s banking subsidiaries. This acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost bases of National City. The results of operations of the National City Merchant Services business units have been included in the consolidated financial statements since the date of acquisition.

Effective April 1, 1999, the Company sold its Freight and Payables business lines. Effective June 1, 1999, the Company sold its Check Acceptance and Remittance business lines. Effective August 29, 2000, the Company sold its Springfield remittance operation. Effective March 31, 2001, the Company discontinued its Denver collections business. Effective August 29, 2001, the Company sold its Business Process Outsourcing business.

(2)	Included in net income (loss) are certain unusual items summarized as follows: for 2001, $3.9 million ($4.6 million after-tax) of restructuring and divestiture expenses; for 2000, $8.6 million ($5.6 million after-tax) of impairment and site consolidation expenses; for 1999, $71.7 million (also $71.7 million after-tax) of impairment, restructuring, and related expenses; for 1998, $1.4 million ($0.8 million after-tax) of net gains related to contract terminations; for 1997, $13.3 million ($8.1 million after-tax) of impairment, restructuring, and related expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Components of Revenue and Expenses

      Revenue. The Company’s Merchant Card Services revenue is primarily derived from fees paid by merchants for the authorization, processing, and settlement of credit and debit card transactions. Fees are generated either on a per transaction basis or on a “discount” basis, which is a percent of dollar volume processed. Revenue is recorded net of interchange fees charged by the credit card associations as such costs are not controlled by the Company. Revenue is also derived from the sale of equipment used to process card transactions.

      Payment Services revenue is generated from a variety of electronic payment settlement and reporting products. The majority of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis.

      A portion of total revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contract terms. For the years ended December 31, 2001, 2000, and 1999, this represented less than 2% of consolidated revenue.

      Expenses. Expenses include costs of providing services to customers including wages and personnel costs, assessment fees, authorization fees, data processing costs, and general and administrative expenses.

Results of Operations

      The Company’s operating results are presented below in the manner in which they are viewed by management. The Company divested certain business units during 2001 and 2000 in order to focus on its core competency of electronic payment settlement. Accordingly, the segment results presented below segregate the operating performance for the core business lines from those that were divested. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	2001		2000		Change

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Revenue:
Merchant Card Services	$401,972	85	$317,853	74	$84,119	26
Payment Services	30,113	6	36,537	9	(6,424)	(18)

Total Core Revenue	432,085	91	354,390	83	77,695	22
Divested Business Lines	41,165	9	72,871	17	(31,706)	(44)

Total Revenue	473,250	100	427,261	100	45,989	11
Expenses:
Merchant Card Services	325,049	81	263,485	83	61,564	23
Payment Services	24,353	81	27,705	76	(3,352)	(12)

Total Core Operating Expenses	349,402	81	291,190	82	58,212	20
Divested Business Lines	41,452	101	73,900	101	(32,448)	(44)

Total Operating Expenses	390,854	83	365,090	85	25,764	7
Operating Profit (Loss):
Merchant Card Services	76,923	19	54,368	17	22,555	41
Payment Services	5,760	19	8,832	24	(3,072)	(35)

Total Core Operating Profit	82,683	19	63,200	18	19,483	31
Divested Business Lines	(287)	(1)	(1,029)	(1)	742	72

Total Operating Profit	82,396	17	62,171	15	20,225	33
Net Interest Income	6,866	1	8,282	2	(1,416)	(17)

Income Before Taxes and Minority interest	89,262	19	70,453	16	18,809	27
Provision for Income Taxes	35,775	8	27,066	6	8,709	32

Income Before Minority Interest	53,487	11	43,387	10	10,100	23
Minority Interest	827	—	—	—	827	NM

Net Income	$52,660	11	$43,387	10	$9,273	21

NM — Not Meaningful

  Merchant Card Services

      Revenue for 2001 increased 26% to $402.0 million from $317.9 million in 2000. The Company acquired National City’s merchant business units on January 8, 2001 and a 70% interest in ABN AMRO Merchant Services, LLC on June 28, 2001, which contributed $15.5 million and $17.7 million, respectively, of incremental revenue in 2001. Organic revenue growth, which excludes the impact of current year acquisitions, was 16% in 2001.

      Transaction volume processed increased by 24% to 3.5 billion in 2001 from 2.8 billion in 2000. Dollar volume processed increased 23% to $156 billion in 2001 from $127 billion in 2000. Organic transaction and dollar volume growth increased 23% and 20%, respectively, in 2001. Organic transaction and dollar volume increased primarily due to the addition of new national customers, strong execution in regional sales channels and continued expansion in new vertical markets.

      Expenses increased 23% to $325.0 million in 2001 from $263.5 million in 2000 primarily due to increased processing volumes. Operating margins as a percentage of revenue increased to 19% in 2001 from 17% in 2000, primarily due to economies of scale from increased volume and the National City and AAMS acquisitions. Due primarily to the factors listed above, operating profits increased 41% to $76.9 million in 2001 from $54.4 million in 2000.

  Payment Services

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the BPO unit.

      Revenue for 2001 decreased 18% to $30.1 million in 2001 from $36.5 million in 2000. Revenue decreased primarily due to decreased volume from the Company’s Airlines Reporting Corporation contract, which is the result of continuing conversion from paper to electronic reporting in the airline industry.

      Expenses were $24.4 million in 2001, down 12% from $27.7 million in 2000 due primarily to decreased volume and staff reductions. Operating margins as a percentage of revenue decreased to 19% in 2001 from 24% in 2000. Operating profits decreased 35% to $5.8 million in 2001 from $8.8 million in 2000.

  Divested Business Lines and Related Charges

      In 2001, the Company divested its BPO business and exited its Denver collections business which were components of the former Corporate Outsourcing Solutions segment. Revenue from these divested businesses was $41.2 million, which represented 9% of the Company’s revenue in 2001. The sale of the BPO business unit to Affiliated Computer Services was completed on August 29, 2001, for $43.0 million in cash ($41.3 million after transaction related expenses). The Company recorded charges of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. These charges consisted of a loss of $3.3 million ($4.2 million after-tax, or $0.08 per diluted share) on the sale of the business and a $0.6 million charge ($0.4 million after-tax, or $0.01 per diluted share) for severance costs related to fourth quarter organizational restructuring actions taken to reduce support costs associated with the BPO unit.

      In 2000, the Company recorded charges of $8.6 million ($5.6 million after-tax, or $0.11 per diluted share) related to these business units. These charges consisted of $7.1 million ($4.6 million after-tax, or $0.09 per diluted share) to write-off goodwill and fixed assets for the Denver collections business and $1.5 million ($1.0 million after-tax, or $0.02 per diluted share) for site consolidation initiatives in the BPO unit.

  Net Interest Income

      Net interest income decreased 17% to $6.9 million in 2001 from $8.3 million in 2000 due primarily to lower average interest rates in 2001.

  Provision for Income Taxes

      The overall effective tax rate was 40.1% in 2001 compared to 38.4% in 2000. The increase in the effective tax rate was due to additional provisions related to the sale of the BPO unit due to repatriation of previously untaxed earnings for U.S. tax purposes. The increase in the effective tax rate was partially offset by differences in state income tax rates between legal entities within the Company due to recent acquisition and divestiture activity and a $0.3 million reduction in the valuation allowance for state net operating loss carry forwards.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

	2000		1999		Change

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Revenue:
Merchant Card Services	$317,853	74	$264,479	61	$53,374	20
Payment Services	36,537	9	36,803	9	(266)	(1)

Total Core Revenue	354,390	83	301,282	70	53,108	18
Divested Business Lines	72,871	17	129,702	30	(56,831)	(44)

Total Revenue	427,261	100	430,984	100	(3,723)	(1)
Expenses:
Merchant Card Services	263,485	83	232,182	88	31,303	13
Payment Services	27,705	76	29,841	81	(2,136)	(7)

Total Core Operating Expenses	291,190	82	262,023	87	29,167	11
Divested Business Lines	73,900	101	193,155	149	(119,255)	(62)

Total Operating Expenses	365,090	85	455,178	106	(90,088)	(20)
Operating Profit (Loss):
Merchant Card Services	54,368	17	32,297	12	22,071	68
Payment Services	8,832	24	6,962	19	1,870	27

Total Core Operating Profit	63,200	18	39,259	13	23,941	61
Divested Business Lines	(1,029)	(1)	(63,453)	(49)	62,424	98

Total Operating Profit (Loss)	62,171	15	(24,194)	(6)	86,365	NM
Net Interest Income	8,282	2	4,454	1	3,828	NM

Income (Loss) Before Taxes	70,453	16	(19,740)	(5)	90,193	NM
Provision for Income Taxes	27,066	6	17,678	4	9,388	53

Net Income (Loss)	$43,387	10	$(37,418)	(9)	$80,805	NM

NM — Not Meaningful

  Merchant Card Services

      Revenue for 2000 increased 20% to $317.9 million from $264.5 million in 1999. The Company acquired Heartland Payment Systems LLC on December 31, 1999, which contributed $15.1 million of incremental revenue in 2000. Organic revenue growth, which excludes the impact of current year acquisitions, was 14% in 2000.

      Transaction volume processed increased by 26% to 2.8 billion in 2000 from 2.2 billion in 1999. Dollar volume processed increased 22% to $127 billion in 2000 from $104 billion in 1999. Organic transaction and dollar volume growth increased 24% and 20%, respectively, in 2000. The addition of new national customers, strong execution in regional sales channels, and continued expansion in new vertical markets led to the increase in organic transaction and dollar volume.

      Expenses increased 13% to $263.5 million in 2000 from $232.2 million in 1999 primarily due to the customer base expansion and increased volumes. Operating margins as a percentage of revenue increased to 17% in 2000 from 12% in 1999, primarily due to increased revenue from higher margin regional merchants, economies of scale from increased volumes and cost savings initiatives. Operating expenses for 1999 also included $0.5 million ($0.3 million after-tax, or $0.01 per diluted share) for severance and other costs related to the closure of a processing facility. Operating profit increased 68% to $54.4 million in 2000 from $32.3 million in 1999.

  Payment Services

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the BPO unit.

      Revenue for 2000 of $36.5 million was down slightly from $36.8 million in 1999. Revenue declined primarily due to decreased volume from the Company’s Airlines Reporting Corporation contract, which was the result of the continuing conversion from paper to electronic reporting in the airline industry.

      Expenses were $27.7 million, down 7% from $29.8 million due to cost savings initiatives and decreased volume. Operating margins as a percentage of revenue increased to 24% from 19% as a result of improved productivity and other cost saving initiatives. As a result, operating profit increased 27% to $8.8 million in 2000 from $7.0 million in 1999.

  Divested Business Lines and Related Charges

      Divested business lines are comprised of the Remittance, Payables, Freight, and Check Acceptance business lines that were sold by the Company in the first half of 1999, the Denver collections operation discontinued in March 2001, and the Business Process Outsourcing business unit sold in August 2001.

      In 2000, the Company recorded charges of $8.6 million ($5.6 million after-tax, or $0.11 per diluted share) related to these business units. These charges consisted of $7.1 million ($4.6 million after-tax, or $0.09 per diluted share) to write-off goodwill and fixed assets for the Denver collections business and $1.5 million ($1.0 million after-tax, or $0.02 per diluted share) for site consolidation initiatives in the BPO unit.

      In 1999, the Company recorded charges of $71.7 million ($71.7 million after-tax, or $1.42 per diluted share) related to these business units. These charges consisted of $69.5 million ($69.9 million after-tax, or $1.38 per diluted share) for impairment and associated expenses related to the sale of the Freight, Payables, Remittance, and Check Acceptance business lines and a $2.2 million ($1.8 million after-tax, or $0.04 per diluted share) restructuring charge related to the closure of a BPO facility. The Freight, Payables, Remittance, and Check Acceptance business lines were sold in the first half of 1999 for $62.6 million in cash.

  Net Interest Income

      Net interest income increased to $8.3 million in 2000 from $4.5 million in 1999 due to higher interest rates in 2000 compared to 1999 and increased levels of cash and investments due to the receipt of sale proceeds from the business lines that were divested in the first half of 1999, as well as cash flow from operations.

  Provision for Income Taxes

      The overall effective tax rate was 38.4% in 2000. The 2000 provision for income taxes was lowered by $1.1 million due to a reduction in the valuation allowance for state net operating loss carry forwards. The 1999 provision for income taxes included the effect of the write-off of $65.7 million of nondeductible goodwill related to the divested business lines.

Liquidity and Capital Resources

      The Company’s primary uses of capital resources include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts for computers, external and internally developed software, as well as improvements to operating facilities. During 2001, the Company’s capital expenditures totaled $20.1 million. Such expenditures were financed from operating cash flow, which for 2001 totaled $49.9 million. Capital expenditures and operating cash flow for 2000 were $14.4 million and $45.1 million, respectively. Operating cash flow increased 11% in 2001 compared to 2000 due to improved profits and the timing of tax payments between the Company and National City, offset by higher accounts receivable balances at year end. The Company expects capital expenditures for 2002 to be comparable to 2001 which will be principally used to enhance merchant card processing capabilities.

      On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million in cash.

      On June 28, 2001, the Company acquired a 70% ownership interest in AAMS for $48.5 million in cash.

      On August 29, 2001, the Company completed the sale of the BPO unit to Affiliated Computer Services, Inc. for $43.0 million cash ($41.3 million after transaction related expenses).

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

Effects of September 11 Terrorist Attacks

      The terrorist attacks in New York and Washington on September 11, 2001, led to reduced levels of air travel. The Company currently processes credit card transactions for six of the top ten United States airlines, and the majority of its Payment Services business is also tied to the travel industry. Travel-related customers, principally airlines, represented approximately 13% of revenue from continuing businesses for the year ended December 31, 2001, 6% from Merchant Card Services and 7% from Payment Services. To the extent future air travel continues at levels below historical trends, that portion of Merchant Card Services and Payment Services revenue will be impacted. There is less revenue exposure in the Payment Services business due to the cost-plus contract with the Airlines Reporting Corporation and contractual minimums with other travel-related customers.

      The unprecedented slowdown in air travel, combined with the costs of additional security measures, has raised questions about the ongoing financial viability of the airline industry. In the event of bankruptcy liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through VISA® or MasterCard ® under the chargeback rules of those associations. See Commitments and Contingencies, Note L to Consolidated Financial Statements.

      In the near term, management believes that airline bankruptcy liquidations are highly unlikely given the recent Federal financial support for the airline industry. In November 2001, Congress passed the Aviation and Transportation Security Act which requires airlines to honor tickets for other airlines that may suspend, interrupt or discontinue service due to insolvency or bankruptcy. Considering the foregoing and in light of other actions taken to mitigate the situation, management believes the likelihood of any material loss under the chargeback rules is remote.

Recent Accounting Pronouncements

  Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized over the estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

      The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. Application of the nonamortization provisions of the statement is expected to reduce amortization expense by approximately $3.2 million pre-tax, resulting in an increase in net income of approximately $2.6 million, or

$0.05 per diluted share, in 2002 as compared to 2001. SFAS 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets prior to June 30, 2002 and any resulting impairment loss be reported as a change in accounting principle. Management does not expect an impairment loss to be recorded in 2002 as a result of adoption. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. It is also anticipated there will not be any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new guidance.

      In general, application of the new provisions may result in more income statement volatility due to the potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

  Accounting for Long-Lived Assets

      SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and are not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

Forward Looking Statements and Risk Factors

      Item 1 (the sections entitled Industry Overview, Merchant Card Services, Payment Services, and Regulation), Item 2 (entitled Properties), Item 3 (entitled Legal Proceedings), Item 5 (entitled Market for the Registrant’s Common Equity and Related Shareholder Matters), Item 7 (entitled Liquidity and Capital Resources, Effect of September 11 Terrorist Attacks, and Recent Accounting Pronouncements), and Item 7A (entitled Quantitative and Qualitative Disclosure About Market Risk), contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Risks and uncertainties that could cause actual results to differ materially include, but are not limited to the following: the Company’s ability to execute its business plans; changes in general economic conditions in the United States and other relevant economies; changes in consumer spending habits; changes in the growth rate of the card processing industry from recent years; ability to execute the Company’s acquisition strategy; successful integration of acquisitions; consolidation in the banking, card processing or electronic payment settlement industries; consolidation of major customers or industries serviced; significant industry competition; renewal of major customer relationships; changes in interest rates; governmental and economic stability in foreign countries in which the Company operates; unanticipated litigation or material changes in existing litigation, chargebacks, customer bankruptcy, claims and assessments; organizational changes or loss of key management members; reliance on third party processing relationships; changes in banking regulations; changes in credit card association rules, regulations or operations; changes in other laws or regulations that impact the Company’s business; changes in accounting policies and procedures as may be required due to new accounting pronouncements of the Financial Accounting Standards Board or other regulatory agencies; technological changes; timely and successful implementation of future processing systems projects; financial or other business impacts due to systems infiltrations; and successful business continuity plans.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  Derivative Instruments

      The Company does not use derivative instruments.

  Market Risk of Financial Instruments

      The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of December 31, 2001, the Company had $101 million in unrestricted cash and cash equivalents. For the year ended December 31, 2001, NCBK also held an average of approximately $150 million of customer funds, on which the Company earns interest.

      Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, affecting both interest earnings on the Company’s cash equivalents and interest earnings on customer funds maintained by NCBK. At December 31, 2001, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $3 million in annual pre-tax earnings. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $3 million in annual pre-tax earnings.

Item 8.  Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements at Item 14.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The Executive Officers of the Company as of January 31, 2002 were as follows:

Name	Age	Position

Thomas A. Wimsett	37	President and Chief Executive Officer
Mark D. Pyke	41	Executive Vice President — Chief Operating Officer
Norman M. Martin	58	Executive Vice President — Merchant Card Services Product Management
Robert C. Robins	60	Executive Vice President — Business Development
David E. Fountain	41	Senior Vice President — Chief Financial Officer
Kelly L. Lanham	32	Vice President — Chief Accounting Officer

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

      Mr. Pyke was appointed Chief Operating Officer in October 2001. Mr. Pyke previously served as Executive Vice President — Merchant Card Services from October 1999 to October 2001 and was a Senior Vice President of the Merchant Card Services Division from 1998 to 1999. Mr. Pyke held a variety of management positions in NPC’s Merchant Card Services Division from 1996 to 1998. Prior to joining NPC,

Mr. Pyke spent four years with NaBANCO, a merchant credit card processing subsidiary of First Data Corporation.

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

      Mr. Robins was appointed Executive Vice President — Business Development in November 2000. Mr. Robins was employed by Visa U.S.A. from 1989 to 2000 and served as Executive Vice President of Market Development and Acceptance from 1996 to 2000.

      Mr. Fountain was appointed Chief Financial Officer in October 1999. Mr. Fountain was appointed interim Chief Financial Officer in July 1999 and served as Senior Vice President — Chief Accounting Officer from 1998 to 1999. Mr. Fountain held a variety of financial management positions with NPC from 1996 to 1998. Before working with NPC, from 1983 to 1995, Mr. Fountain held various financial management positions in the credit card industry with Total System Services, Inc., MBNA Corporation and Associates First Capital.

      Mr. Lanham was appointed Chief Accounting Officer in May 2000. Mr. Lanham joined NPC in November 1999 as Vice President — Corporate Controller. From 1991 to 1999, Mr. Lanham was employed by Arthur Andersen, serving as a manager in the firm’s Audit and Business Advisory division from 1996 to 1999.

      The other information required by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 6, 2002.

Item 11.  Executive Compensation

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 6, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 6, 2002.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 6, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements

2.  Financial Statement Schedules

      Omitted due to inapplicability or because required information is shown in the Company’s consolidated financial statements or notes thereto.

3.  Exhibits

      The index of exhibits has been filed as separate pages of the 2001 Form 10-K and is available to shareholders on request from the Secretary of the Company at the principal executive offices. Copies of the exhibits may be obtained at a cost of 30 cents per page.

(b) Reports on Form 8-K

      October 17, 2001: The Registrant issued a news release reporting earnings for the quarter and nine months ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2002.

NATIONAL PROCESSING, INC.

By:	/s/ DAVID E. FOUNTAIN

Senior Vice President and Chief
Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. WIMSETT Thomas A. Wimsett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2002

/s/ DAVID E. FOUNTAIN David E. Fountain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2002

/s/ PAUL G. CLARK Paul G. Clark	Director	February 20, 2002	*

/s/ ROBERT G. SIEFERS Robert G. Siefers	Director	February 20, 2002	*

/s/ JEFFREY D. KELLY Jeffrey D. Kelly	Director	February 20, 2002	*

Aureliano Gonzalez-Baz	Director	February 20, 2002

/s/ JEFFREY P. GOTSCHALL Jeffrey P. Gotschall	Director	February 20, 2002	*

/s/ PRESTON B. HELLER, JR. Preston B. Heller, Jr.	Director	February 20, 2002	*

/s/ JON L. GORNEY Jon L. Gorney	Director	February 20, 2002	*

/s/ J. ARMANDO RAMIREZ J. Armando Ramirez	Director	February 20, 2002	*

*	The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 2001 pursuant to the Power of Attorney executed by the above named Directors of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By:	/s/ CARLTON E. LANGER

Carlton E. Langer
As Attorney-in-Fact

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors

National Processing, Inc.

      We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of National Processing, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 23, 2002

NATIONAL PROCESSING, INC.

Consolidated Balance Sheets

	December 31,

	2001	2000

	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$101,257	$58,107
Eurodollar deposits	—	56,000
Accounts receivable-trade	163,644	128,627
Deferred tax assets	3,299	2,283
Other current assets	7,138	9,901

Total current assets	275,338	254,918
Property and equipment:
Furniture and equipment	54,178	69,417
Building and leasehold improvements	10,770	19,231
Software	30,453	24,418
Property leased from affiliate	4,173	4,173
Land and improvements	442	2,390

	100,016	119,629
Accumulated depreciation and amortization	(50,244)	(58,675)

	49,772	60,954
Other assets:
Goodwill, net of accumulated amortization $8,283 in 2001 and $6,939 in 2000	91,227	79,399
Other intangible assets, net of accumulated amortization of $14,610 in 2001 and $10,902 in 2000	44,950	29,697
Deferred tax assets	13,310	4,149
Other assets	3,741	6,328

Total other assets	153,228	119,573

Total assets	$478,338	$435,445

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable-trade	$19,080	$15,243
Accrued bankcard assessments	28,113	24,458
Accrued compensation and benefits	6,465	9,735
Income taxes payable	8,089	7,865
Other accrued liabilities	13,906	13,412

Total current liabilities	75,653	70,713
Obligation under property leased from affiliate	1,862	1,993
Deferred tax liabilities	—	1,181
Minority interest	827	—

Total liabilities	78,342	73,887
Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, without par value, 95,000,000 shares authorized; 51,818,508 and 50,935,460 shares issued and outstanding in 2001 and 2000, respectively	1	1
Contributed capital	193,584	178,729
Unearned compensation	(477)	—
Retained earnings	206,888	182,828

Total shareholders’ equity	399,996	361,558

Total liabilities and shareholders’ equity	$478,338	$435,445

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Operations

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share amounts)
Revenue	$473,250	$427,261	$430,984
Operating expenses	343,819	308,350	331,298
General and administrative expenses	22,819	26,665	30,139
Depreciation and amortization	20,346	21,503	22,050
Restructuring, divestiture, and impairment charges	3,870	8,572	71,691

Operating profit (loss)	82,396	62,171	(24,194)
Net interest income	6,866	8,282	4,454

Income (loss) before provision for income taxes and minority interest	89,262	70,453	(19,740)
Provision for income taxes	35,775	27,066	17,678

Income (loss) before minority interest	53,487	43,387	(37,418)
Minority interest	827	—	—

Net income	$52,660	$43,387	$(37,418)

Net income (loss) per common share
Basic	$1.03	$0.85	$(0.74)
Diluted	$1.01	$0.85	$(0.74)
Average common shares outstanding
Basic	51,352	50,821	50,705
Diluted	51,983	51,049	50,705

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

	(Dollars in thousands)
Balance at January 1, 1999	50,644,651	$1	$175,799	$—	$176,859	$352,659
Net loss	—	—	—	—	(37,418)	(37,418)
Issuance of common shares under stock-based compensation plans, including related tax effects	141,001	—	1,165	—	—	1,165

Balance at December 31, 1999	50,785,652	1	176,964	—	139,441	316,406
Net income	—	—	—	—	43,387	43,387
Issuance of common shares under stock-based compensation plans, including related tax effects	149,808	—	1,765	—	—	1,765

Balance at December 31, 2000	50,935,460	1	178,729	—	182,828	361,558
Net income	—	—	—	—	52,660	52,660
Common control business unit purchase, net of tax	—	—	—	—	(28,600)	(28,600)
Issuance of common shares under stock-based compensation plans, including related tax effects	883,048	—	14,855	(477)	—	14,378

Balance at December 31, 2001	51,818,508	$1	$193,584	$(477)	$206,888	$399,996

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Operating Activities
Net income (loss)	$52,660	$43,387	$(37,418)
Non-cash items:
Depreciation and amortization	20,346	21,503	22,050
Restructuring, divestiture, and impairment charges	3,250	8,521	58,214
Deferred income taxes	4,042	(3,788)	(618)
Loss on disposition of assets	35	715	740
Minority interest	827	—	—
Changes in current assets and liabilities:
Accounts receivable-trade	(44,513)	(20,304)	(7,463)
Accounts payable-trade	4,599	4,981	9,187
Accrued bankcard assessments	3,655	4,336	2,369
Income taxes payable	4,848	(8,453)	11,942
Other current assets and liabilities	(203)	(4,817)	(340)
Other, net	364	(1,015)	213

Net cash provided by operating activities	49,910	45,066	58,876

Investing activities
Capital expenditures	(20,089)	(14,406)	(16,931)
Proceeds from sales of fixed assets	34	314	532
Purchases of Eurodollar deposits	—	(76,000)	(100,000)
Proceeds from maturities of Eurodollar deposits	56,000	80,000	40,000
Common control business unit purchase	(44,000)	—	—
Acquisitions, net of cash received	(48,500)	(2,000)	(23,000)
Net proceeds from sales of business lines	41,252	—	62,554

Net cash used in investing activities	(15,303)	(12,092)	(36,845)

Financing activities
Principal payments under property leased from affiliate	(131)	(130)	(141)
Issuance of common stock	8,674	1,765	1,165

Net cash provided by financing activities	8,543	1,635	1,024

Net increase in cash and cash equivalents	43,150	34,609	23,055
Cash and cash equivalents, beginning of period	58,107	23,498	443

Cash and cash equivalents, end of period	$101,257	$58,107	$23,498

Supplemental Cash Flow Information
Cash paid for income taxes	$26,396	$37,342	$5,057

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements

A. Organization and Business

  Organization

      National Processing, Inc. and subsidiaries (the “Company”) is a provider of electronic payment processing and is headquartered in Louisville, Kentucky. The Company is 86% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio.

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

  Business

      The Company operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions including credit, debit, stored value, and electronic benefits transfer (“EBT”). Merchant Card Services represented 85% of the Company’s revenue in 2001 and provides services to over 600,000 merchant locations primarily in the United States.

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) unit. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel service and healthcare industries. Payment Services settles 100% of domestic airline tickets sold through travel agencies in the United States. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels.

  Sponsorship Agreement

      The Company and National City are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as National City’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard ® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard ® associations. National City, being a member of such associations, acts as the Company’s sole sponsor under the terms of the Sponsorship Agreement.

      The Company retains full responsibility for performance of Merchant Card Services, except for certain obligations or responsibilities of National City pursuant to the Sponsorship Agreement. The Sponsorship Agreement provides that the Company will comply with (1) all Visa® and MasterCard ® bylaws, manuals and operating regulations and other written materials as they from time to time are amended which bind or apply to National City as a member of Visa® and MasterCard ® with respect to Merchant Card Services or to the Company as a third party processor, (2) all agreements between merchants and National City with respect to Merchant Card Services, and (3) all applicable federal or state laws and regulations. Under the Sponsorship Agreement, the Company will receive all fees, discounts and other amounts payable by merchants for Merchant Card Services and will bear the expenses of maintaining facilities necessary to provide such services. Certain indemnification provisions are also contained in the Sponsorship Agreement, under which the Company will indemnify National City against losses, claims or other amounts arising out of the Company’s failure to perform in accordance with the terms of the Sponsorship Agreement due to negligence of the Company.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

B. Summary of Significant Accounting Policies

  Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Beginning June 29, 2001, the consolidated financial statements also include the Company’s 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) (see Note D). All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States.

      Financial statements prepared in accordance with accounting principles generally accepted in the United States require the use of estimates and assumptions by management that affect the reported amounts of revenue and expenses, assets and liabilities, and the disclosure requirements for contingent assets and liabilities during and at the date of the financial statements. Consequently, actual results could differ from those estimates.

  Revenue Recognition

      The Company recognizes as revenue the amounts charged to its customers for processing activities at the time services are rendered. Revenue is recorded net of interchange fees charged by the credit card associations as such costs are not controlled by the Company.

      A portion of total revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contract terms. For the years ended December 31, 2001, 2000, and 1999, this represented less than 2% of consolidated revenue.

  Cash, Cash Equivalents, and Eurodollar Deposits

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

      The Company capitalizes certain costs incurred to develop or obtain internal-use software. For purposes of amortization and impairment, capitalized costs are treated in the same manner as other long-lived assets. To be considered as internal-use software, the software is either acquired, internally developed, or modified solely to meet the Company’s internal needs with no plans to market the software externally. Project costs that are considered research and development costs are expensed as incurred. Capitalized software development and purchased software costs are recorded at cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated useful life of the software.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The ranges of estimated useful lives are as follows:

Furniture and equipment	3 to 10 years
Building and leasehold improvements	5 to 40 years
Software	3 to 10 years
Property leased from affiliates	35 years
Land improvements	15 years

      Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized in income. Depreciation expense, including depreciation expense on property leased from affiliates, was $12.0 million, $14.2 million, and $15.8 million in 2001, 2000, and 1999, respectively.

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

      Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which changes the way goodwill is amortized. See Note C for further discussion of the impact of this new accounting pronouncement on the Company’s financial statements.

  Asset Impairment

      Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The provisions of this statement establish when an impairment loss is recognized and how it is measured.

      Effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which changes the way asset impairment is measured. See Note C for further discussion of the impact of this new accounting pronouncement on the Company’s financial statements.

  Accrued Bankcard Assessments

      Liabilities to Visa® and MasterCard ® originating from the Company’s agreements with these agencies, as an authorized processor, are accrued and settled on a monthly and quarterly basis, respectively. The Company recovers these assessment charges through various contractual arrangements with its customers.

  Income Taxes

      The Company is included in the consolidated federal income tax return of National City. National City allocates income taxes to its subsidiaries on a separate return basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

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

  Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2001 presentation.

C. Recent Accounting Pronouncements

  Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

      The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. Application of the nonamortization provisions of the statement is expected to reduce amortization expense by approximately $3.2 million pre-tax, resulting in an increase in net income of approximately $2.6 million, or $0.05 per diluted share, in 2002 as compared to 2001. SFAS 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets prior to June 30, 2002 and any resulting impairment loss be reported as a change in accounting principle. Management does not expect an impairment loss to be recorded in 2002 as a result of adoption. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. It is also anticipated there will not be any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new guidance.

      In general, application of the new provisions may result in more income statement volatility due to potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

  Accounting for Long-Lived Assets

      SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and are not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

D. Acquisitions

      On June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC for $48.5 million in cash. Under the terms of the agreement, the Company provides AAMS with all merchant processing services including both authorization and settlement of all card-based transactions. The acquisition, accounted for as a purchase, increased the Company’s goodwill by approximately $27 million. The remainder of the purchase price was allocated to other indentifiable intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years. The results of operations of AAMS have been included in the consolidated financial statements since the date of its acquisition. Incremental revenue as a result of this acquisition was $17.7 million for 2001.

      On January 8, 2001, the Company purchased the merchant services business units from several of National City’s banking subsidiaries for $44.0 million in cash. This acquisition included merchant contracts and additional sales personnel. The Company also assumed responsibility for all merchant processing sales efforts throughout National City’s 1,200 branch network via an exclusive multi-year marketing agreement. The Company had previously provided the authorization and settlement processing for these merchants via a third party processing contract with National City. For the year 2001, the Company recorded $15.5 million of incremental revenue as a result of this acquisition. The acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost basis of National City. The excess of the cash paid over the historical cost bases was recorded as a reduction in shareholder’s equity, net of income taxes of $15.4 million. The results of operations of the National City merchant services business units have been included in the consolidated financial statements since the date of acquisition.

      On December 31, 1999, the Company acquired a merchant processing portfolio from Heartland Payment Systems LLC for $23 million. Amounts paid were recorded as acquired merchant portfolios, which is included in other intangible assets in the accompanying balance sheet and are being amortized over 10 years.

E. Divested Business Units and Related Charges

      In 2001, the Company divested its BPO business and exited its Denver collections business which were components of the former Corporate Outsourcing Solutions segment. Revenue from these divested businesses was $41.2 million, which represented 9% of the Company’s revenue in 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction related expenses).

      During 2001, the Company recorded charges of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. These charges consisted of a loss of $3.3 million ($4.2 million after-tax, or $0.08 per diluted share) on the sale of the business and a $0.6 million ($0.4 million after-tax, or $0.01 per diluted share) charge for severance costs related to fourth quarter organizational restructuring actions taken to reduce support costs associated with the BPO unit.

      In 2000, the Company recorded charges of $8.6 million ($5.6 million after-tax, or $0.11 per diluted share) related to these business units. These charges consisted of $7.1 million ($4.6 million after-tax, or $0.09 per diluted share) to write-off goodwill and fixed assets for the Denver collections business and $1.5 million ($1.0 million after-tax, or $0.02 per diluted share) for site consolidation initiatives in the BPO unit.

      In 1999, the Company recorded charges of $71.7 million ($71.7 million after-tax, or $1.42 per diluted share) related to divested business units. These charges consisted of $69.5 million for ($69.9 million after-tax, or $1.38 per diluted share) for impairment and associated expenses related to the sale of the Freight, Payables, Remittance, and Check Acceptance business lines and a $2.2 million ($1.8 million after-tax, or $0.04 per diluted share) restructuring charge related to the closure of a BPO facility. The Freight, Payables, Remittance, and Check Acceptance business lines were sold in the first half of 1999 for $62.6 million in cash.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

F. Transactions with Affiliates

      The Company leases certain facilities from National City Bank of Kentucky (“NCBK”), a wholly owned subsidiary of National City, under long-term agreements classified as “Property Leased From Affiliate” in the accompanying balance sheets. Future minimum payments under this lease, which expires in 2019, are $3.2 million, including interest of $1.3 million. Future minimum payments under these leases, including interest, for the next five years are $0.2 million per year.

      Substantially all of the Company’s cash and Eurodollar deposits are held by NCBK. The majority of interest income and earnings on customer balances included in the Consolidated Statements of Operations are derived from NCBK accounts.

      Prior to the divestiture of the Remittance business line, the Company used the proof and transit department of NCBK to provide processing for remittances. The charges for these services, which are included in operating expenses, were $1.6 million in 1999.

      The Company receives certain administrative services, such as internal audit and legal services, from National City and its affiliates. The Company also utilizes NCBK for the majority of its banking services. Charges for these services are included in general and administrative expenses and totaled $1.6 million, $1.8 million, and $1.6 million in 2001, 2000, and 1999, respectively. As of December 31, 2001 and 2000, no amounts were due to or from National City.

      On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million, which was paid in cash at closing (see Note D).

G. Operating Leases

      The Company leases various offices, facilities, and equipment under noncancellable lease agreements with expiration dates through 2019. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $1.5 million in 2002, $1.3 million in 2003, $1.1 million in 2004, $1.0 million in 2005, $0.9 million in 2006 and $6.7 million thereafter. Rent expense under operating leases was $2.9 million, $3.7 million, and $4.8 million in 2001, 2000, and 1999, respectively.

H. Income Taxes

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$31,074	$26,565	$13,320
State	1,659	3,638	4,351
Foreign	(1,000)	651	628
Deferred:
Federal	1,660	(2,961)	464
State	2,382	(827)	(1,085)

	$35,775	$27,066	$17,678

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The temporary differences that gave rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2001	2000

Deferred tax assets:
Accrued expenses	$792	$980
Accrued compensation and benefits	1,232	1,289
State net operating losses	1,622	4,433
Amortization of intangibles	14,048	2,206
Other	4,507	3,116

	22,201	12,024
Valuation allowance	—	(284)

	22,201	11,740
Deferred tax liabilities:
Depreciation of fixed assets	(1,986)	(3,023)
Purchase accounting adjustments	(3,606)	(3,466)

	(5,592)	(6,489)

Net deferred tax assets	$16,609	$5,251

      The reconciliation of the Company’s income tax provisions and the amounts computed by applying the U.S. statutory income tax rate to income before taxes is as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

U.S. statutory rate	$31,242	$24,659	$(6,909)
Nondeductible amortization	630	630	811
Nondeductible goodwill write-offs	—	—	22,994
State taxes, net of federal benefit	2,811	2,940	2,391
Change in valuation allowance	(185)	(1,113)	(268)
Foreign tax benefit	—	—	(1,432)
Sale of BPO business	1,305	—	—
Other	(28)	(50)	91

	$35,775	$27,066	$17,678

      For 2001 and 2000, income tax benefits of $4.6 million and $0.1 million respectively, were received related to the exercise of nonqualified employee stock options. This benefit is recorded directly to shareholders’ equity.

      As of December 31, 2001, the Company has approximately $21.0 million of state net operating loss carryforwards for income tax purposes available to offset future taxable income in the related states which expire through 2014. The Company believes that it is more likely than not that future taxable income will be generated in these states sufficient to justify the deferred tax assets recorded. The valuation allowance decreased in both 2001 and 2000 as the result of changes in the estimated realizability of the related deferred tax assets due to improved operating results.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      Income before taxes from foreign operations was $1.3 million, $2.6 million and $6.8 million, respectively, in 2001, 2000 and 1999. Income (loss) before income taxes from U.S. operations was $88.0 million, $67.9 million, and ($26.5) million, respectively, in 2001, 2000, and 1999.

I. Employee Benefit Plans

      The Company offers a 401(k) savings plan to all employees who meet certain age and eligibility requirements. The plan is funded by employee contributions and discretionary matching contributions by the Company. The Company recorded $2.1 million, $1.4 million, and $2.5 million in matching contribution expense during 2001, 2000, and 1999, respectively.

J. Net Income (Loss) Per Common Share

      The calculation of net income (loss) per common share follows (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2000	1999

Basic:
Net income (loss)	$52,660	$43,387	$(37,418)

Average common shares outstanding	51,352	50,821	50,705

Net income (loss) per common share-basic	$1.03	$0.85	$(0.74)

Diluted:
Net income (loss)	$52,660	$43,387	$(37,418)

Average common shares outstanding	51,352	50,821	50,705
Dilutive effect of stock options	631	228	—

Average common shares outstanding- diluted	51,983	51,049	50,705

Net income (loss) per common share- diluted	$1.01	$0.85	$(0.74)

      For 1999 the effect of stock options was antidilutive.

K. Stock Options

      The Company maintains various stock-based compensation plans that allow for the granting of stock options to eligible employees and directors. The Company has elected not to adopt the recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, which requires a fair-value based method of accounting for stock options and similar equity awards, and continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to account for its stock-based compensation plans.

      The stock option plans originally authorized the issuance to officers, directors, and key employees of up to 9,200,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning one year from the date of grant and expire not later than ten years from the date of grant.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      A summary of stock option activity follows:

	Option Shares		Weighted-Average
	Available for Grant	Options Outstanding	Price Per Share

January 1, 1999	1,186,468	2,943,881	$12.77
Granted	(628,000)	628,000	8.64
Forfeited	1,088,939	(1,088,939)	13.02
Exercised	—	(141,001)	8.27

December 31, 1999	1,647,407	2,341,941	11.82
Authorized	5,000,000	—	—
Granted	(1,080,500)	1,080,500	11.41
Forfeited	465,668	(465,668)	12.57
Exercised	—	(149,808)	11.80

December 31, 2000	6,032,575	2,806,965	11.54
Granted	(1,464,725)	1,511,583	25.91
Forfeited	145,570	(145,570)	14.42
Exercised	—	(898,906)	11.36

December 31, 2001	4,713,420	3,274,072	18.09

      Information about stock options outstanding at December 31, 2001 follows:

			Weighted-Average
Range of		Weighted-	Remaining		Weighted-
Exercise		Average	Contractual Life		Average
Prices	Outstanding	Exercise Price	(in years)	Exercisable	Exercise Price

$ 5.50 - $10.99	637,792	$9.21	6.9	475,672	$9.33
11.00 - 15.99	882,272	11.78	8.2	362,505	11.81
16.00 - 20.99	318,000	17.12	4.9	300,000	17.02
21.00 - 25.99	1,258,156	25.50	9.3	—	—
26.00 - 32.95	177,852	30.61	9.5	—	—

Total	3,274,072	$18.09	8.1	1,138,177	$12.15

      For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 2001, 2000, and 1999 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS 123, net income (loss) and diluted earnings (loss) per share would have been $48.2 million and $0.93 for 2001, $41.7 million and $0.82 for 2000, and $(35.0) million and $(0.69) for 1999, respectively. The effects of applying SFAS 123 in 2001, 2000, and 1999 may not be representative of the pro forma impact in future years.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The following weighted-average assumptions were used in the option-pricing model:

	2001	2000	1999

Risk free interest rate	5.5%	5.0%	6.4%
Expected option life	7 years	7 years	7 years
Expected dividend yield	0%	0%	0%
Volatility factor	.495	.479	.744
Weighted average grant date fair value of options	$15.14	$6.36	$6.30

      On May 10, 2001 the shareholders of the Company approved the National Processing, Inc. 2001 Restricted Stock Plan. Under the terms of the plan, the Company may issue up to 500,000 shares of common stock to officers and key employees. In the third quarter of 2001, the Company issued 32,500 shares of restricted stock. The stock awards were provided in recognition of future contributions to the continuing success of the company. In general, the restrictions on shares granted expire within a four year period. The Company recognized $0.2 million of compensation expense in 2001 related to these restricted stock awards. As of December 31, 2001, 29,000 shares of restricted stock were outstanding.

L. Commitments and Contingencies

     Chargebacks — General

      Under the rules of Visa® and MasterCard ® , when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in the merchant’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to bankruptcy or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, the contingent liability could be more likely. The Company mitigates its contingent liability risk by instructing NCBK to withhold certain settlement funds due to merchants based on contractual terms. As of December 31, 2001, NCBK had $64.7 million of customer deposits and withheld settlement funds. Management believes the likelihood of any material loss under the chargeback rules is remote.

     Chargebacks — Airline Exposure

      The terrorist attacks in New York and Washington on September 11, 2001, led to reduced levels of air travel. The Company currently processes credit card transactions for six of the top ten United States airlines, and the majority of its Payment Services business is also tied to the travel industry. Travel-related customers, principally airlines, represented approximately 13% of revenue from continuing businesses for the year ended December 31, 2001, 6% from Merchant Card Services and 7% from Payment Services. To the extent future air travel continues at levels below historical trends, that portion of Merchant Card Services and Payment Services revenue will be impacted. There is less revenue exposure in the Payment Services business due to the cost-plus contract with the Airlines Reporting Corporation and contractual minimums with other travel-related customers.

      The unprecedented slowdown in air travel, combined with the costs of additional security measures, has raised questions about the ongoing financial viability of the airline industry. In the event of bankruptcy liquidation of one or more of the Company’s airline customers, the Company could become financially

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

responsible for refunding tickets purchased through VISA® or MasterCard ® under the chargeback rules of those associations.

      In the near term, management believes that airline bankruptcy liquidations are highly unlikely given the recent Federal financial support for the airline industry. In November 2001, Congress passed the Aviation and Transportation Security Act which requires airlines to honor tickets for other airlines that may suspend, interrupt or discontinue service due to insolvency or bankruptcy. Considering the foregoing and in light of other actions taken to mitigate the situation, management believes the likelihood of any material loss under the chargeback rules is remote.

     Litigation

      In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

M. Quarterly Results of Operations (Unaudited):

      Selected quarterly data for 2001 and 2000 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2001
Revenue	$109,045	$117,876	$122,376	$123,953	$473,250
Operating profit	16,432	14,753	23,421	27,790	82,396
Net income	11,539	7,918	15,034	18,169	52,660
Basic net income per common share	$0.23	$0.15	$0.29	$0.35	$1.03
Diluted net income per common share	$0.22	$0.15	$0.29	$0.35	$1.01

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2000
Revenue	$97,867	$104,513	$108,631	$116,250	$427,261
Operating profit	13,631	15,356	18,926	14,258	62,171
Net income	9,548	10,476	12,982	10,381	43,387
Basic net income per common share	$0.19	$0.21	$0.26	$0.20	$0.85
Diluted net income per common share	$0.19	$0.21	$0.25	$0.20	$0.85

      The above financial data for 2001 includes a net charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share). This net charge consists of a second quarter charge of $6.3 million ($6.2 million after-tax, or $0.12 per diluted share), which was partially offset by a net positive adjustment of $2.4 million ($1.5 million after-tax, or $0.03 per diluted share) in the fourth quarter. The second quarter charge related to the Company’s divestiture of its BPO unit. The net fourth quarter gain represented a $3.0 million ($1.9 million after-tax) favorable adjustment to the BPO divestiture charge, partially offset by $0.6 million ($0.4 million after-tax) charge for severance costs related to fourth quarter organizational restructuring actions taken to reduce support costs associated with the BPO unit.

      The above financial data for 2000 includes total nonrecurring charges of $8.6 million ($5.6 million after-tax, or $0.11 per diluted share). These charges consisted of a second quarter charge of $1.5 million ($1.0 million after-tax, or $0.02 per diluted share) for site consolidation initiatives in the BPO unit and a fourth quarter impairment charge of $7.1 million ($4.6 million after-tax, or $0.09 per diluted share) related to the Company’s decision to exit its Denver collections business.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

N. Segment Reporting

      The Company operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions including credit, debit, stored value, and EBT. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel service and healthcare industries.

      Reportable segments are identified by the services they offer. General and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There is no intersegment revenue. Depreciation expense for corporate fixed assets is allocated to the two segments. Corporate assets are comprised primarily of cash, Eurodollar deposits, income tax balances, and fixed assets used by both segments or by support service areas. The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts have been classified to conform to the current line of business reporting structure.

	Merchant
	Card	Payment
	Services(1)	Services(2)	Corporate	Total

		(Dollars in thousands)
2001
Revenue	$401,972	$71,278	$—	$473,250
Restructuring, divestiture, and impairment charges	—	3,870	—	3,870
Operating profit	76,923	5,473	—	82,396
Depreciation and amortization	15,766	4,580	—	20,346
Net interest income	5,994	872	—	6,866
Total assets	326,409	6,383	145,546	478,338
Capital expenditures	14,800	1,339	3,950	20,089
2000
Revenue	$317,853	$109,408	$—	$427,261
Restructuring, divestiture, and impairment charges	—	8,572	—	8,572
Operating profit	54,368	7,803	—	62,171
Depreciation and amortization	13,705	7,798	—	21,503
Net interest income	6,328	1,954	—	8,282
Total assets	223,919	56,311	155,215	435,445
Capital expenditures	9,669	3,143	1,594	14,406
1999
Revenue	$288,772	$142,212	$—	$430,984
Restructuring, divestiture, and impairment charges	25,293	46,398	—	71,691
Operating profit (loss)	13,318	(29,288)	(8,224)	(24,194)
Depreciation and amortization	7,082	14,968	—	22,050
Net interest income	3,165	1,289	—	4,454
Total assets	204,822	54,211	143,297	402,330
Capital expenditures	1,210	6,695	9,026	16,931

(1)	Merchant Card Services was formerly an operating unit within the Company’s Merchant Services segment. Upon the sale of the Check Acceptance business unit in 1999, this segment was renamed Merchant Card Services. The historical segment disclosures include the divested Check Acceptance business unit through June 1, 1999, the date of the sale.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

(2)	Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the BPO business unit. The historical segment disclosures include the results of various divested business units formerly classified as part of the Corporate Outsourcing Solutions segment.

      Revenue from foreign operations in 2001, 2000, and 1999, was $40.3 million, $69.8 million and $63.9 million, respectively. The net book value of foreign long-lived assets, primarily in Juarez, Mexico, was approximately $1.4 million, $16.6 million and $13.7 million at December 31, 2001, 2000, and 1999, respectively.

NATIONAL PROCESSING, INC.

PART IV ITEM 14:     EXHIBIT INDEX

Exhibit
Number		Description

3.1	(i)	Amended Articles of Incorporation of the Registrant. (A)
3.1	(ii)	Code of Regulations of the Registrant. (A)
4.1		Specimen Certificate for the Common Stock, without par value, of the Registrant. (B)
4.2		Registration Rights Agreement between the Registrant and National City Corporation, dated July 16, 1996. (B)
10.1		Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)
10.2		Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)
10.3		(Intentionally Omitted)
10.4		Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)
10.5		Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)
10.6		(Intentionally Omitted)
10.7		(Intentionally Omitted)
10.8		Form of Card Services Agreement by and among NPC and its affiliated corporations and certain bank subsidiaries of National City Corporation. (B)
10.9		Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)
10.10		The Agreement between Airlines Reporting Corporation and First National Bank of Louisville and NPC for Area Settlement Plan Processing Services, dated October 16, 1986. (B)
10.11		First Amendment to Agreements between Airlines Reporting Corporation and First National Bank of Louisville and NPC, dated December 12, 1991. (A)
10.12		1994 Amendment to Agreements between Airlines Reporting Corporation and NPC, dated December 31, 1994. (A)
10.13		Supplemental Agreement by and between NPC and Airlines Reporting Corporation, dated February 24, 1995. (A)
10.14		Amendment to Agreement between Airlines Reporting Corporation and National City Bank of Kentucky and NPC, for Area Settlement Plan Processing Services, dated August 19, 1995. (A)
10.15		December 1, 1998 Amendment to the ARC and NPC Processing Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.16		(Intentionally Omitted)
10.17		(Intentionally Omitted)
10.18		(Intentionally Omitted)
10.19		Employment Agreement between the Registrant and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999) **
10.20		(Intentionally Omitted)
10.21		Employment Agreement and Undertaking of Confidentiality between NPC and Thomas A. Wimsett dated May 23, 1995. (A)**

Exhibit
Number	Description

10.22	(Intentionally Omitted)
10.23	(Intentionally Omitted)
10.24	(Intentionally Omitted)
10.25	(Intentionally Omitted)
10.26	(Intentionally Omitted)
10.27	Severance Agreement between the Registrant and Thomas A. Wimsett, dated June 7, 1996. (B)**
10.28	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) **
10.29	1996 Stock Option Plan and Form of Stock Option Agreement. (B)**
10.30	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B)**
10.31	Amended and Restated NPC Short-Term Incentive Compensation Plan for Senior Executives, effective February 9, 2000. (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999) **
10.32	NPC’s Long-Term Incentive Compensation Plan for Senior Officers, effective January 1, 1998. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000) **
10.33	(Intentionally Omitted)
10.34	(Intentionally Omitted)
10.35	(Intentionally Omitted)
10.36	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)**
10.37	Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (B)**
10.38	(Intentionally Omitted)
10.39	(Intentionally Omitted)
10.40	(Intentionally Omitted)
10.41	National Processing, Inc. 2001 Restricted Stock Plan (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001).
10.42	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.43	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.44	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors for National Processing, Inc.
24.1	Directors of National Processing, Inc. Annual Report on Form 10-K Power of Attorney.

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.