Form 10-Q
period 2002-03-31
NATIONAL PROCESSING INC
filed 2002-05-10
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/               Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended March 31, 2002

or

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

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2002 was 51,986,118.

NATIONAL PROCESSING, INC.

INDEX

Part I.	Financial Information

		Page No.

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets - March 31, 2002,
	December 31, 2001 and March 31, 2001	3

	Consolidated Statements of Income - Three
	Months Ended March 31, 2002 and 2001	4

	Consolidated Statement of Changes in Shareholders'
	Equity - Three Months Ended March 31, 2002	5

	Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure of
	Market Risk	18

Part II.	Other Information

Item 1.	Legal Proceedings (None)	19

Item 2.	Changes in Securities and Use of Proceeds (None)	19

Item 3.	Defaults Upon Senior Securities (None)	19

Item 4.	Submission of Matters to a Vote of Security
	Holders (None)	19

Item 5.	Other Information (None)	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		19

National Processing, Inc.

Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	March 31	December 31	March 31
	2002	2001	2001

Assets
Current assets:
Cash and cash equivalents	$155,436	$101,257	$63,280
Eurodollar deposits	—	—	56,000
Accounts receivable — trade	112,083	163,644	89,750
Deferred tax assets	3,983	3,299	1,392
Other current assets	7,009	7,138	11,671

Total current assets	278,511	275,338	222,093
Property and equipment:
Furniture and equipment	56,032	54,178	71,088
Building and leasehold improvements	10,870	10,770	19,580
Software	33,162	30,453	25,518
Property leased from affiliate	4,173	4,173	4,173
Land and improvements	442	442	2,390

	104,679	100,016	122,749
Less: Accumulated depreciation and amortization	50,767	50,244	60,499

Property and equipment, net	53,912	49,772	62,250
Other assets:
Goodwill, net of accumulated amortization of $8,283 at March 31, 2002 and December 31, 2001, and $7,479 at March 31, 2001	91,227	91,227	78,859
Other intangible assets, net of accumulated amortization of $16,278, $14,610 and $12,097 at March 31, 2002, December 31, 2001 and March 31, 2001, respectively	43,282	44,950	27,403
Deferred tax assets	13,785	13,310	19,145
Other assets	3,418	3,741	6,234

Total other assets	151,712	153,228	131,641

Total assets	$484,135	$478,338	$415,984

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable — trade	$15,037	$19,080	$12,553
Accrued bankcard assessments	23,685	28,113	21,015
Accrued compensation and benefits	3,540	6,465	5,942
Income tax payable	12,101	8,089	12,275
Other accrued liabilities	11,311	13,906	13,420

Total current liabilities	65,674	75,653	65,205
Obligation under property leased from affiliate	1,829	1,862	1,960
Deferred tax liabilities	—	—	307
Minority interest	1,414	827	—

Total liabilities	68,917	78,342	67,472
Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, without par value; 95,000,000 shares authorized; 51,979,283, 51,818,508, and 51,214,393 issued and outstanding at March 31, 2002, December 31, 2001 and March 31, 2001, respectively	1	1	1
Contributed capital	196,682	193,584	182,744
Unearned compensation	(401)	(477)	—
Retained earnings	218,936	206,888	165,767

Total shareholders’ equity	415,218	399,996	348,512

Total liabilities and shareholders’ equity	$484,135	$478,338	$415,984

See notes to consolidated financial statements

National Processing, Inc.

Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31

	2002	2001

Revenue	$109,945	$109,045
Operating expense	82,304	81,858
General and administrative expense	4,602	5,575
Depreciation and amortization	4,023	5,180

Operating profit	19,016	16,432
Net interest income	1,035	2,220

Income before provision for income taxes and minority interest	20,051	18,652
Provision for income taxes	7,416	7,113

Income before minority interest	12,635	11,539
Minority interest	587	—

Net income	$12,048	$11,539

Basic income per common share	$0.23	$0.23

Diluted income per common share	$0.23	$0.22

See notes to consolidated financial statements

National Processing, Inc.

Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

Balance at January 1, 2002	51,818,508	$1	$193,584	$(477)	$206,888	$399,996
Net income	—	—	—	—	12,048	12,048
Issuance of common shares under stock-based compensation plans, including related tax effects	160,775	—	3,098	76	—	3,174

Balance at March 31, 2002	51,979,283	$1	$196,682	$(401)	$218,936	$415,218

See notes to consolidated financial statements

National Processing, Inc.

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended
	March 31
	2002	2001

Operating Activities
Net income	$12,048	$11,539
Items not requiring cash currently:
Depreciation and amortization	4,023	5,180
Deferred income taxes	(1,159)	421
Loss on disposition of fixed assets	114	32
Minority interest	587	—
Change in current assets and liabilities:
Accounts receivable – trade	51,561	38,877
Accounts payable – trade	(4,043)	(2,690)
Accrued bankcard assessments	(4,428)	(3,443)
Income taxes payable	4,742	4,929
Other current assets/liabilities	(5,391)	(5,555)
Other, net	351	1,194

Net cash provided by operating activities	58,405	50,484

Investing Activities
Capital expenditures	(6,609)	(4,778)
Proceeds from sale of fixed assets	—	4
Common control business unit purchase	—	(44,000)

Net cash used in investing activities	(6,609)	(48,774)

Financing Activities
Principal payments under property leased from affiliate	(33)	(33)
Issuance of common stock	2,416	3,496

Net cash provided by financing activities	2,383	3,463

Net increase in cash and cash equivalents	54,179	5,173
Cash and cash equivalents, beginning of period	101,257	58,107

Cash and cash equivalents, end of period	$155,436	$63,280

Supplemental cash flow information:
Taxes paid	$3,751	$1,621

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.  ORGANIZATION AND BUSINESS

     Organization

National Processing, Inc. and subsidiaries (the “Company”) is a provider of electronic payment processing and is headquartered in Louisville, Kentucky. The Company is 85% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio.

     Business

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit, debit, stored value, and electronic benefits transfer (“EBT”). Merchant Card Services provides services to over 600,000 merchant locations primarily in the United States.

Payment Services was formerly a component of the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) business. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets sold through travel agencies in the United States. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels.

     Sponsorship Agreement

The Company and National City are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as National City’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard® associations. National City, being a member of such associations, acts as the Company’s sole sponsor under the terms of the Sponsorship Agreement.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries (the “Company”). Beginning June 29, 2001, the consolidated financial statements also include the Company’s 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) (see Note 3). All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States.

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

The Company experiences seasonality in its businesses and typically realizes higher revenue in the third and fourth quarters and lower revenue in the first quarter, reflecting increased transaction volume in the summer and holiday months. Accounts receivable is generally highest in the fourth quarter as December is typically the highest volume month due to holiday sales. As a result, cash balances are typically lowest in the fourth quarter.

Although the consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, the accompanying interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

     Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, are no longer amortized into net income over an estimated life but rather are tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. As part of adopting the provisions of SFAS 142, a transitional impairment test was applied to all goodwill during the quarter ended March 31, 2002. No impairment loss was required to be recorded as a result of this test. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. There have not been any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new standard.

If SFAS 142 had been adopted effective January 1, 2001, goodwill amortization would have been reduced by $0.5 million for the three months ended March 31, 2001, resulting in proforma net income of $12.0 million, $0.23 per diluted share, versus reported net income of $11.5 million, or $0.22 per diluted share.

The Company’s amortizable intangible assets as of March 31, 2002 related almost exclusively to acquired merchant portfolios. Amortization expense for the quarter ended March 31, 2002 was $1.7 million. The estimated annual amortization expense for existing intangible assets for each of the next five years is as follows: 2002 and 2003 — $6.7 million; 2004 — $6.3 million and 2005 and 2006 — $4.4 million.

In general, application of the new provisions may result in more income statement volatility due to potential periodic recognition of impairment losses, which are likely to vary in amount and frequency, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

     Accounting for Long-Lived Assets

SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment, and require expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and have not had a material impact on the Company’s results of operations, financial position, or liquidity.

4.  ACQUISITIONS

On June 28, 2001, the Company acquired a 70% ownership interest in AAMS for $48.5 million in cash. Under the terms of the agreement, the Company will provide AAMS with all merchant-processing services including both authorization and settlement of all card-based transactions. The acquisition, accounted for as a purchase, increased the Company’s goodwill by approximately $27.0 million. The remainder of the purchase price was allocated to other identifiable intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years. The results of operations of AAMS have been included in the consolidated financial statements since the date of its acquisition. Incremental revenue and operating profit as a result of this acquisition was $10.0 million and $1.4 million, respectively, for the three months ended March 31, 2002.

On January 8, 2001, the Company purchased the merchant services business units from several of National City Corporation’s (National City) banking subsidiaries for $44.0 million in cash. This acquisition included merchant contracts and additional sales personnel. The Company also assumed responsibility for all merchant processing sales efforts throughout National City’s 1,200 branch network via an exclusive multi-year marketing agreement. The Company had previously provided the authorization and settlement processing for these merchants via a third party processing contract with National City. The acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost bases of National City. The excess of the cash paid over the historical cost bases was recorded as a reduction in shareholders’ equity, net of income taxes of $15.4 million. The results of operations of the National City merchant services business units have been included in the consolidated financial statements since the date of acquisition.

5.  DIVESTED BUSINESS UNITS AND RELATED CHARGES

In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. For the three months ended March 31, 2001, the divested and discontinued business units had revenue of $16.1 million and operating profit of $1.3 million. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses).

During 2001, the Company recorded charges of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. These charges consisted of a loss of $3.3 million ($4.2 million after-tax, or $0.08 per diluted share) on the sale of the business and a $0.6 million ($0.4 million after-tax, or $0.01 per diluted share) charge for severance costs related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. These charges were recorded in the second and fourth quarters of 2001, respectively. All actions had been substantially completed by March 31, 2002 related to the $0.6 million severance charge.

6.  COMMITMENTS AND CONTINGENCIES

     Chargebacks

Under the rules of Visa® and MasterCard®, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in the merchant’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to bankruptcy or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, the contingent liability could be more likely. Management believes the likelihood of any material loss under the chargeback rules is remote.

The Company currently processes card transactions for several of the largest airlines in the United States. Travel-related customers, principally airlines, represented approximately 12% of revenue from continuing businesses for the quarter ended March 31, 2002, 7% from Merchant Card Services and 5% from Payment Services. In the event of bankruptcy liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® or MasterCard® under the chargeback rules of those associations. In the near term, management believes that airline bankruptcy liquidations are highly unlikely given the recent Federal financial support for the airline industry. In November 2001, Congress passed the Aviation and Transportation Security Act which requires airlines to honor tickets for eighteen months for other airlines that may suspend, interrupt or discontinue services due to insolvency or bankruptcy. Based on information available to the Company and actions management is taking to mitigate the situation, management further believes the likelihood of any material loss under the chargeback rules is remote.

     Litigation

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

7.  NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31

	2002	2001

BASIC
Net income	$12,048	$11,539

Average common shares outstanding	51,860	51,060

Net income per common share — basic	$0.23	$0.23

DILUTED
Net income	$12,048	$11,539

Average common shares outstanding	51,860	51,060
Dilutive effect of stock options	694	591

Average common shares outstanding — diluted	52,554	51,651

Net income per common share — diluted	$0.23	$0.22

8.  SEGMENT REPORTING

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions including credit, debit, stored value, and EBT. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries.

Reportable segments are identified by the services they offer. General and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There is no intersegment revenue. Depreciation expense for corporate fixed assets is allocated to the reportable segments. Corporate assets are comprised primarily of cash, Eurodollar deposits, income tax balances, and fixed assets used by these segments or by support service areas. The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts have been classified to conform to the current line of business reporting structure.

	Merchant Card	Payment		Consolidated
	Services	Services (1)	Corporate	Total

For the three months ended March 31, 2002
Revenue	$104,616	$5,329	$—	$109,945
Operating profit	17,199	1,817	—	19,016
Depreciation and amortization	3,586	437	—	4,023
Net interest income	924	111	—	1,035
Goodwill	91,227	—	—	91,227
Total assets	276,219	3,288	204,628	484,135

For the three months ended March 31, 2001
Revenue	$85,340	$23,705	$—	$109,045
Operating profit	13,603	2,829	—	16,432
Depreciation and amortization	3,492	1,688	—	5,180
Net interest income	1,817	403	—	2,220
Goodwill	65,868	12,991	—	78,859
Total assets	192,496	54,824	168,664	415,984

(1) Payment Services was formerly a component of the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services after the sale of the BPO business unit in August 2001. The Payment Services segment disclosures for 2001 include the results of divested and discontinued business units formerly classified as part of the Corporate Outsourcing Solutions segment.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Components of Revenue and Expenses

Revenue

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

     A small portion of total revenue is derived from earnings on customer cash balances, which are maintained by National City pursuant to contractual terms. For the quarters ended March 31, 2002 and 2001, earnings on customer balances were $1.1 million and $2.3 million, respectively.

Expenses

     Expenses include costs of providing services to customers, including wages and personnel costs, assessment fees, authorization fees, data processing costs, and general and administrative expenses.

Results of Operations

     The Company’s operating results are presented below in the manner in which they are viewed by management. The Company exited certain business units during 2001 in order to focus on its core business of electronic payment settlement. Accordingly, the segment results presented below segregate the operating performance for the remaining core business lines from those that were exited. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

	2002		2001		Change

		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenue:
Merchant Card Services	$104,616	95	$85,340	78	$19,276	23
Payment Services	5,329	5	7,630	7	(2,301)	(30)

Total Core Revenue	109,945	100	92,970	85	16,975	18
Divested Business Lines	—	—	16,075	15	(16,075)	(100)

Total Revenue	109,945	100	109,045	100	900	1
Expenses:
Merchant Card Services	87,417	84	71,737	84	15,680	22
Payment Services	3,512	66	6,059	79	(2,547)	(42)

Total Core Operating Expenses	90,929	83	77,796	84	13,133	17
Divested Business Lines	—	—	14,817	92	(14,817)	(100)

Total Expenses	90,929	83	92,613	85	(1,684)	(2)
Operating Profit:
Merchant Card Services	17,199	16	13,603	16	3,596	26
Payment Services	1,817	34	1,571	21	246	16

Total Core Operating Profit	19,016	17	15,174	16	3,842	25
Divested Business Lines	—	—	1,258	8	(1,258)	(100)

Total Operating Profit	19,016	17	16,432	15	2,584	16
Net Interest Income	1,035	1	2,220	2	(1,185)	(53)

Income Before Taxes and Minority Interest	20,051	18	18,652	17	1,399	8
Provision for Income Taxes	7,416	7	7,113	7	303	4

Income before Minority Interest	12,635	11	11,539	11	1,096	9
Minority Interest	587	—	—	—	587	100

Net Income	$12,048	11	$11,539	11	$509	4

Merchant Card Services

     Revenue for the three months ended March 31, 2002 increased 23% to $104.6 million from $85.3 million in 2001. The acquisition of ABN AMRO Merchant Services, LLC (AAMS) on June 28, 2001 contributed $10.0 million of incremental revenue in the first quarter of 2002. Organic revenue growth, which excludes the impact of acquisitions, was 11% for the three months ended March 31, 2002.

     Transaction volume processed for the three months ended March 31, 2002 increased 19% to 881 million from 738 million in 2001. Dollar volume for the three months ended March 31, 2002 increased 18% to $39.1 billion from $33.3 billion in 2001. Organic transaction and dollar volume increased 16% and 11%, respectively, for the 2002 first quarter. The volume increases were primarily due to the addition of new national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

     Expenses for the three months ended March 31, 2002 increased 22% to $87.4 million from $71.7 million in 2001 primarily due to increased processing volume. Expenses for the three months ended March 31, 2001 also included $0.5 million of goodwill amortization expense that did not recur in 2002 due to the adoption of a new accounting standard (see Recent Accounting Pronouncements). Operating margins as a percentage of revenue remained consistent at 16%. Operating profit for the quarter ended March 31, 2002 increased 26% to $17.2 million from $13.6 million in the 2001 first quarter due primarily to the factors outlined above.

Payment Services

     Revenue for the three months ended March 31, 2002 decreased 30% to $5.3 million from $7.6 million in 2001. Revenue decreased primarily due to decreased volume from the Company’s Airlines Reporting Corporation contract and lower average interest rates on customer balances.

     Expenses for the three months ended March 31, 2002 decreased 42% to $3.5 million from $6.1 million in 2001 due primarily to decreased volume and staff reductions. Operating margins as a percentage of revenue increased to 34% from 21% in 2001. Operating profit for the quarter ended March 31, 2002 increased 16% to $1.8 million from $1.6 million in the 2001 first quarter.

Divested Business Units and Related Charges

     In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. For the three months ended March 31, 2001, the divested business units had revenue of $16.1 million and operating profit of $1.3 million. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses).

     During 2001, the Company recorded charges of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. These charges consisted of a loss of $3.3 million ($4.2 million after-tax, or $0.08 per diluted share) on the sale of the business and a $0.6 million ($0.4 million after-tax, or $0.01 per diluted share) charge for severance costs related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. These charges were recorded in the second and fourth quarters of 2001, respectively. All actions had been substantially completed by March 31, 2002 related to the $0.6 million severance charge.

Net Interest Income

     Net interest income earned on the Company’s cash, cash equivalents and Eurodollar deposits for the three months ended March 31, 2002, was $1.0 million, down 53% from $2.2 million in the prior year first quarter due to lower average interest rates in 2002.

Provision for Income Taxes

     The overall effective tax rate for the first quarter of 2002 was 37.0% compared to 38.1% for the same quarter a year ago. The decrease in the effective tax rate was principally due to differences in state income tax rates between legal entities within the Company.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, are no longer amortized into net income over an estimated life but rather are tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

     The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. As part of adopting of the provisions of SFAS 142, a transitional impairment test was applied to all goodwill during the quarter ended March 31, 2002. No impairment loss was required to be recorded as a result of this test. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. There have not been any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new standard.

     If SFAS 142 had been adopted effective January 1, 2001, goodwill amortization would have been reduced by $0.5 million for the three months ended March 31, 2001, resulting in proforma net income of $12.0 million, or $0.23 per diluted share, versus reported net income of $11.5 million, or $0.22 per diluted share.

     The Company’s amortizable intangible assets as of March 31, 2002 related almost exclusively to acquired merchant portfolios. Amortization expense for the quarter ended March 31, 2002 was $1.7 million. The estimated annual amortization expense for existing intangible assets for each of the next five years is as follows: 2002 and 2003 — $6.7 million; 2004 — $6.3 million and 2005 and 2006 — $4.4 million.

     In general, application of the new provisions may result in more income statement volatility due to potential periodic recognition of impairment losses, which are likely to vary in amount and frequency, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

Accounting for Long-Lived Assets

     SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment, and require expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and have not had a material impact on the Company’s results of operations, financial position, or liquidity.

Seasonality

     The Company experiences seasonality in its businesses and typically realizes higher revenue in the third and fourth calendar quarters and lower revenue in the first quarter, reflecting increased transaction volume in the summer and holiday months. Accounts receivable is generally highest in the fourth quarter as December is typically the highest volume month due to holiday sales. As a result, cash balances are typically lowest in the fourth quarter.

Liquidity and Capital Resources

     The Company’s primary uses of capital resources include capital expenditures, working capital, and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

     The Company’s capital expenditures include amounts for computers, external and internally developed software, and improvements to operating facilities. During the three months ended March 31, 2002, the Company’s capital expenditures totaled $6.6 million. Such expenditures were financed from operating cash flow, which totaled $58.4 million for the three months ended March 31, 2002. Operating cash flow and capital expenditures during the three months ended March 31, 2001 totaled $50.5 million and $4.8 million, respectively. Operating cash flow increased in the 2002 period compared to 2001 due to strong operating results from the Merchant Card Services business segment.

     On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million in cash. (See Acquisitions, Note 4 to Consolidated Financial Statements).

     On June 28, 2001, the Company acquired a 70% ownership interest in AAMS for $48.5 million in cash. (See Acquisitions, Note 4 to Consolidated Financial Statements).

     On August 29, 2001, the Company completed the sale of the Business Process Outsourcing unit to Affiliated Computer Services, Inc. for $43.0 million cash ($41.3 million after transaction-related expenses). (See Divested Business Units and Related Charges, Note 5 to Consolidated Financial Statements).

     As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs and future capital expenditures are expected to be financed through operating cash flow and current cash balances.

Forward-Looking Statements and Risk Factors

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for risks and uncertainties that could cause actual results to differ materially.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Derivative Instruments

     The Company does not use derivative instruments.

Market Risk of Financial Instruments

     The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of March 31, 2002, the Company had $155 million in cash and cash equivalents. For the first quarter of 2002, National City also held an average of $148 million of customer cash balances, on which the Company earns interest. Interest earned on customer cash balances is included as a component of revenue.

     Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, which affects both interest earnings on the Company’s cash equivalents and interest earnings on customer funds maintained by National City. At March 31, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $3 million in annual pre-tax earnings. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $3 million in annual pre-tax earnings.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a.  Exhibits (None)

b.  Reports on Form 8-K

     January 22, 2002: On January 22, 2002, the Registrant issued a press release reporting earnings for the quarter and year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date:	May 10, 2002	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett President and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)