Form 10-Q
period 2002-06-30
NATIONAL PROCESSING INC
filed 2002-08-14
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended June 30, 2002

or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑   NO

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2002 was 52,078,812.

NATIONAL PROCESSING, INC.

INDEX

Part I.           Financial Information

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	June 30	December 31	June 30
	2002	2001	2001

Assets

Current assets:

Cash and cash equivalents	$182,679	$101,257	$136,249

Accounts receivable — trade	108,003	163,644	83,230

Deferred tax assets	2,904	3,299	1,785

Assets held for sale	—	—	38,869

Other current assets	6,929	7,138	7,517

Total current assets	300,515	275,338	267,650

Property and equipment:

Furniture and equipment	55,301	54,178	51,366

Building and leasehold improvements	10,842	10,770	11,025

Software	35,922	30,453	24,060

Property leased from affiliate	4,173	4,173	4,173

Land and improvements	442	442	442

	106,680	100,016	91,066

Less: Accumulated depreciation and amortization	52,015	50,244	46,100

Property and equipment, net	54,665	49,772	44,966

Other assets:

Goodwill, net of accumulated amortization of $8,283 at June 30, 2002 and December 31, 2001, and $6,698 at June 30, 2001	91,227	91,227	92,563

Other intangible assets, net of accumulated amortization of $17,946, $14,610 and $11,430 at June 30, 2002, December 31, 2001 and June 30, 2001, respectively	41,614	44,950	45,630

Deferred tax assets	12,801	13,310	18,570

Other assets	3,421	3,741	6,406

Total other assets	149,063	153,228	163,169

Total assets	$504,243	$478,338	$475,785

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable — trade	$21,533	$19,080	$13,578

Accrued bankcard assessments	25,459	28,113	23,131

Accrued compensation and benefits	3,086	6,465	7,186

Income tax payable	9,905	8,089	15,145

AAMS purchase price payable (Note 4)	—	—	48,500

Other accrued liabilities	12,081	13,906	5,458

Total current liabilities	72,064	75,653	112,998

Obligation under property leased from affiliate	1,797	1,862	1,927

Deferred tax liabilities	—	—	2,271

Minority interest	2,040	827	—

Total liabilities	75,901	78,342	117,196

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—

Common stock, without par value; 95,000,000 shares authorized; 52,040,701, 51,818,508, and 51,293,029 issued and outstanding at June 30, 2002, December 31, 2001 and June 30, 2001, respectively	1	1	1

Contributed capital	197,570	193,584	184,903

Unearned compensation	(364)	(477)	—

Retained earnings	231,135	206,888	173,685

Total shareholders’ equity	428,342	399,996	358,589

Total liabilities and shareholders’ equity	$504,243	$478,338	$475,785

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Revenue	$112,664	$117,876	$222,609	$226,921

Operating expense	80,859	84,606	163,163	166,464

General and administrative expense	4,082	7,083	8,684	12,658

Depreciation and amortization	4,456	5,184	8,479	10,364

Impairment, restructuring, and related expense	1,650	6,250	1,650	6,250

Operating profit	21,617	14,753	40,633	31,185

Net interest income	1,069	1,893	2,104	4,113

Income before provision for income taxes and minority interest	22,686	16,646	42,737	35,298

Provision for income taxes	9,861	8,728	17,277	15,841

Income before minority interest	12,825	7,918	25,460	19,457

Minority interest	626	—	1,213	—

Net income	$12,199	$7,918	$24,247	$19,457

Basic income per common share	$0.23	$0.15	$0.47	$0.38

Diluted income per common share	$0.23	$0.15	$0.46	$0.38

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

Balance at January 1, 2002	51,818,508	$1	$193,584	$(477)	$206,888	$399,996

Net income	—	—	—	—	24,247	24,247

Issuance of common shares under stock-based compensation plans, including related tax effects	222,193	—	3,986	113	—	4,099

Balance at June 30, 2002	52,040,701	$1	$197,570	$(364)	$231,135	$428,342

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended
	June 30
	2002	2001

Operating Activities

Net income	$24,247	$19,457

Items not requiring cash currently:

Depreciation and amortization	8,479	10,364

Restructuring, divestiture, and impairment charges	1,650	6,250

Deferred income taxes	904	2,567

Loss on disposition of fixed assets	180	33

Minority interest	1,213	—

Change in current assets and liabilities:

Accounts receivable – trade	55,641	33,871

Accounts payable – trade	2,453	(1,033)

Accrued bankcard assessments	(2,654)	(1,327)

Income taxes payable	2,830	8,101

Other current assets/liabilities	(6,124)	(7,603)

Other, net	(139)	(80)

Net cash provided by operating activities	88,680	70,600

Investing Activities

Capital expenditures	(10,559)	(8,931)

Proceeds from sale of fixed assets	—	34

Proceeds from maturities of Eurodollar deposits	—	56,000

Common control business unit purchase	—	(44,000)

Net cash provided by (used in) investing activities	(10,559)	3,103

Financing Activities

Principal payments under property leased from affiliate	(65)	(66)

Issuance of common stock under stock-based compensation plans	3,366	4,505

Net cash provided by financing activities	3,301	4,439

Net increase in cash and cash equivalents	81,422	78,142

Cash and cash equivalents, beginning of period	101,257	58,107

Cash and cash equivalents, end of period	$182,679	$136,249

Supplemental cash flow information:

Taxes paid	$13,819	$9,197

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	ORGANIZATION AND BUSINESS

Organization

National Processing, Inc. and subsidiaries (the “Company”) is a provider of electronic payment processing headquartered in Louisville, Kentucky. The Company is 85% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio.

Business

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit, debit, and electronic benefits transfer (“EBT”). Merchant Card Services provides services to merchant locations primarily in the United States. Merchant Card Services represents approximately 95% of the Company’s revenue.

Payment Services was formerly a component of the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) business, which was also formerly a component of the Company’s Corporate Outsourcing Solutions segment. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. Payment Services represents approximately 5% of the Company’s revenue.

Sponsorship Agreement

The Company and National City’s subsidiary banks are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as National City’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard® associations. National City Bank of Kentucky (“NCBK”) is a member of such associations and acts as the Company’s primary sponsor.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries. On June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) from ABN AMRO North America, Inc. and its subsidiaries (“AANA”) (see Note 4). Since the date of its acquisition, the results of operations of AAMS have been included in the consolidated financial statements and AANA’s 30% ownership interest has been accounted for as a minority interest. All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States.

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

If SFAS 142 had been adopted effective January 1, 2001, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $0.5 million and $1.1 million for the three and six months ended June 30, 2001, respectively. For the three months ended June 30, 2001, proforma net income would have been $8.4 million, or $0.16 per diluted share, versus reported net income of $7.9 million, or $0.15 per diluted share. For the six months ended June 30, 2001, proforma net income would have been $20.5 million, $0.40 per diluted share, versus reported net income of $19.5 million, or $0.38 per diluted share.

The Company’s amortizable intangible assets as of June 30, 2002 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense for the quarter and six months ended June 30, 2002 was $1.7 million and $3.3 million, respectively. The estimated annual amortization expense for existing intangible assets for 2002 and each of the next five years is as follows: 2002 — $6.8 million; 2003 — $7.0 million; 2004 — $6.6 million; 2005, 2006 and 2007 — $4.7 million.

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

Accounting for Exit or Disposal Activities

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 become effective for the Company January 1, 2003 and are not anticipated to have a material impact on the Company’s results of operations, financial position, or liquidity.

4.	ACQUISITIONS

On June 28, 2001, the Company acquired a 70% ownership interest in AAMS from AANA for $48.5 million, which was settled on July 2, 2001 using existing cash balances. Under the terms of the agreement, the Company provides AAMS with all merchant-processing services including both authorization and settlement of all card-based transactions. The acquisition, accounted for as a purchase, increased the Company’s goodwill by approximately $27.0 million. The remainder of the purchase price was allocated to other identifiable intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years. Since the date of its acquisition, the results of operations of AAMS have been included in the consolidated financial statements and AANA’s 30% ownership interest has been accounted for as a minority interest. Incremental revenue as a result of this acquisition was $8.9 million and $18.9 million, for the quarter and six months ended June 30, 2002, respectively. Incremental operating profit as a result of this acquisition was $1.6 million and $3.0 million for the quarter and six months ended June 30, 2002, respectively.

On January 8, 2001, the Company purchased the merchant services business units from several of National City’s banking subsidiaries for $44.0 million in cash. This acquisition included merchant contracts and additional sales personnel. The Company also assumed responsibility for all merchant processing sales efforts throughout National City’s subsidiary banks’ 1,200 branch network via an exclusive multi-year marketing agreement. The Company had previously provided the authorization and settlement processing for these merchants via a third party processing contract with National City’s subsidiary banks. The acquisition was accounted for as a transaction among entities under common control and was recorded at National City’s historical cost bases. The excess of the cash paid over the historical cost bases was recorded as a reduction in shareholders’ equity, net of income taxes of $15.4 million. The results of operations of the National City merchant services business units have been included in the consolidated financial statements since the date of acquisition.

On July 3, 2002, the Company acquired processing contracts from a key strategic partner for $2.7 million in cash. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period plus an additional one-time payment of up to $1.0 million. Under the terms of the agreement, the Company will provide front-end authorization services for approximately 50,000 merchant locations. Prior to the acquisition, the Company was already providing back-end settlement services for these merchants.

5.	DIVESTED AND DISCONTINUED BUSINESS UNITS

In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the three and six months ended June 30, 2001, the divested and discontinued business units had revenue of $15.3 million and $31.4 million, respectively. Operating profit (loss) for the divested and discontinued business units, which includes a $6.3 million impairment charge taken in the second quarter of 2001, was $(5.1) million and $(3.8) million, respectively, for the quarter and six months ended June 30, 2001.

6.	IMPAIRMENT AND RESTRUCTURING CHARGES

In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work currently performed in Mexico will be relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses and dividends from foreign subsidiaries. As of June 30, 2002, the Company had $0.6 million remaining in accrued liabilities for future severance and other obligations related to this closure.

During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. This net charge consisted of a second quarter pre-tax charge of $6.3 million ($6.2 million after-tax, or $0.12 per share), which was partially offset by net positive pre-tax adjustment of $2.4 million ($1.5 million after-tax, or $0.03 per diluted share) in the fourth quarter. The second quarter charge was for the estimated loss for the sale of the BPO business. The net fourth quarter gain represented a $3.0 million pre-tax ($1.9 million after-tax, or $0.04 per diluted share) adjustment to the second quarter charge due to changes in estimates for legal and other post-closing matters, partially offset by a $0.6 million pre-tax ($0.4 million after-tax, or $0.01 per diluted share) severance charge related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. As of June 30, 2002, the Company had $0.8 million remaining in accrued liabilities related to the final obligations associated with the BPO divestiture.

7.	COMMITMENTS AND CONTINGENCIES

Chargebacks

Under the rules of Visa® and MasterCard®, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in the merchant’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant is unable to reimburse the Company for the chargeback due to liquidation or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, the contingent liability could be more likely. The Company mitigates some of its contingent liability risk by requiring deposits and withholding settlement funds for certain merchants based on contractual terms.

The Company currently processes card transactions for several of the largest airlines in the United States. Airline customers represented approximately 9% of the Company’s consolidated revenue (6% from Merchant Card Services and 3% from Payment Services) for the six months ended June 30,

2002. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® or MasterCard® under the chargeback rules of those associations. In the near term, management believes liquidations are unlikely for any of the Company’s airline customers given the Federal financial support for the airline industry. In November 2001, Congress passed the Aviation and Transportation Security Act, which requires airlines to honor tickets for eighteen months for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have various expiration dates extending through November 2005.

One of the Company’s airline customers is US Airways Group, Inc. US Airways Group, Inc. has filed for bankruptcy court protection under Chapter 11. Based upon information currently available to the Company and actions management is taking to mitigate these risks, management currently believes a material loss under the chargeback rules is unlikely.

Litigation

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

8.	NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

BASIC

Net income	$12,199	$7,918	$24,247	$19,457

Average common shares outstanding	52,010	51,255	51,935	51,107

Net income per common share – basic	$0.23	$0.15	$0.47	$0.38

DILUTED

Net income	$12,199	$7,918	$24,247	$19,457

Average common shares outstanding	52,010	51,255	51,935	51,107

Dilutive effect of stock options	714	798	690	703

Average common shares outstanding – diluted	52,724	52,053	52,625	51,810

Net income per common share – diluted	$0.23	$0.15	$0.46	$0.38

9.	TRANSACTIONS WITH AFFILIATES

The Company leases certain facilities from NCBK, a wholly owned subsidiary of National City, under long-term agreements classified as “Property Leased from Affiliate” in the accompanying consolidated balance sheets. The Company has paid $0.1 million, including interest, under this lease for the six months ended June 30, 2002.

Substantially all of the Company’s cash and cash equivalents are held at NCBK and other National City subsidiaries. The majority of the interest income and earnings on customer balances included in the consolidated statements of income are derived from accounts held at NCBK and other National City subsidiaries.

The Company receives certain administrative services, such as internal audit and legal services, from National City and its affiliates. The Company also utilizes NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services are included in general and administrative expenses and totaled $0.5 million and $1.0 million for the quarter and six months ended June 30, 2002. For the quarter and six months ended June 30, 2001, charges for these services totaled $0.4 million and $0.8 million, respectively. As of June 30, 2002, December 31, 2001 and June 30, 2001, no amounts were due to or from National City.

On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million, which was paid in cash at closing (see Note 4).

10.	SEGMENT REPORTING

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions including credit, debit, and EBT. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries.

Reportable segments are identified by the services they offer. General and administrative expenses are allocated to the segments based upon various methods determined by the nature of the expenses. There is no intersegment revenue. Depreciation expense for corporate fixed assets is allocated to the reportable segments. Corporate assets are comprised primarily of cash and cash equivalents, income tax balances, and fixed assets used by these segments or by support service areas. The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts have been classified to conform to the current line of business reporting structure.

	Merchant Card	Payment		Consolidated
	Services	Services (1)	Corporate	Total

For the three months ended June 30, 2002

Revenue	$107,619	$5,045	$—	$112,664

Impairment, restructuring, and related expense	1,650	—	—	1,650

Operating profit	19,397	2,220	—	21,617

Depreciation and amortization	4,011	445	—	4,456

Net interest income	960	109	—	1,069

For the three months ended June 30, 2001

Revenue	$95,364	$22,512	$—	$117,876

Impairment, restructuring, and related expense	—	6,250	—	6,250

Operating profit (loss)	18,646	(3,893)	—	14,753

Depreciation and amortization	3,527	1,657	—	5,184

Net interest income	1,664	229	—	1,893

For the six months ended June 30, 2002

Revenue	$212,235	$10,374	$—	$222,609

Impairment, restructuring, and related expense	1,650	—	—	1,650

Operating profit	36,596	4,037	—	40,633

Depreciation and amortization	7,597	882	—	8,479

Net interest income	1,884	220	—	2,104

For the six months ended June 30, 2001

Revenue	$180,704	$46,217	$—	$226,921

Impairment, restructuring, and related expense	—	6,250	—	6,250

Operating profit (loss)	32,249	(1,064)	—	31,185

Depreciation and amortization	7,019	3,345	—	10,364

Net interest income	3,481	632	—	4,113

As of June 30, 2002

Goodwill	$91,227	$—	$—	$91,227

Total assets	277,425	3,628	223,190	504,243

As of December 31, 2001

Goodwill	$91,227	$—	$—	$91,227

Total assets	326,409	6,383	145,546	478,338

As of June 30, 2001

Goodwill	$92,563	$—	$—	$92,563

Total assets	247,909	45,661	182,215	475,785

(1)	Payment Services was formerly a component of the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services after the sale of the BPO business unit in August 2001. The Payment Services segment disclosures for 2001 include the results of divested and discontinued business units formerly classified as part of the Corporate Outsourcing Solutions segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K, 2002 Quarterly Reports on Form 10-Q and other 2002 filings with the Securities and Exchange Commission.

Critical Accounting Policies

General

         The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions, and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgements. Certain policies inherently have greater reliance of the use of estimates, assumptions, and judgements and as such have greater possibility of producing results that could be materially different than originally reported.

Income Taxes

         The Company is included in the consolidated federal income tax return of National City. National City allocates income taxes to the Company as if it were a stand-alone tax paying entity. Deferred tax assets and liabilities are recognized as certain items are required to be treated differently for financial statement purposes versus how they are treated for tax purposes.

         Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of June 30, 2002, the Company has net deferred tax assets of $15.7 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. As of June 30, 2002 the Company had a valuation allowance of $0.4 million related to foreign net operating loss carryforwards. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it is likely that a taxing authority may take a sustainable position on a matter contrary to the Company’s position.

Long-Lived Assets

         Long-lived assets, consisting primarily of property and equipment, goodwill and other intangible assets, comprise a significant portion of the Company’s total assets.

         Property and equipment, net of accumulated depreciation, totaled $54.7 million as of June 30, 2002, which represented 11% of total assets. Useful lives of property and equipment (which includes internal use software) are estimated in order to determine the amount of depreciation expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in value of the assets. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

         Internal-use software is a component of property and equipment. The Company capitalizes certain costs incurred to develop or obtain internal-use software in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company capitalizes costs once the preliminary project stage has been completed, management has approved funding for the project, and it is probable that the project will be completed and it is probable that the software will be used for its intended use. Capitalized software development and purchased software are recorded at cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from three to ten years. Software development costs may become impaired due to technological obsolescence of the project or where development efforts are abandoned due to changes in business plans. For purposes of depreciation and impairment, capitalized costs are treated in the same manner as other property and equipment.

         Goodwill and other intangible assets, net of accumulated amortization, totaled $132.8 million as of June 30, 2002, which represented 26% of total assets. The Company analyzes goodwill and other intangible assets for impairment issues on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company must make estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets.

Contingencies

         The Company records reserves for contingent liabilities when such amounts are deemed to be probable and estimable in accordance with SFAS 5, Accounting for Contingencies. The required reserves may change in the future due to new developments including but not limited to changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation or other reasons. The required reserves are reviewed periodically to determine if adjustments are required. (See Note 7 to the Consolidated Financial Statements.)

Components of Revenue and Expense

Revenue

         Approximately 95% of Merchant Card Services revenue is derived from long-term processing contracts with merchants for the authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period that the related transaction is processed and is recorded net of interchange fees charged by the credit card associations. The remainder of Merchant Card Services revenue is derived from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

         Over 50% of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis. The remainder of Payment Services revenue is derived from other non-card based electronic settlement products. Revenue is recorded in the period services are provided.

         A small portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by National City pursuant to contractual terms. For the three months ended June 30, 2002 and 2001, earnings on customer balances were $0.9 million and $2.2 million, respectively. For the six months ended June 30, 2002 and 2001, earnings on customer balances were $2.0 million and $4.4 million, respectively.

Expense

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

	2002		2001		Change

(Dollars in thousands)		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue:

Merchant Card Services	$107,619	96	$95,364	81	$12,255	13

Payment Services	5,045	4	7,179	6	(2,134)	(30)

Total Core Revenue	112,664	100	102,543	87	10,121	10

Divested Business Lines	—	—	15,333	13	(15,333)	(100)

Total Revenue	112,664	100	117,876	100	(5,212)	(4)

Expenses:

Merchant Card Services	88,222	82	76,718	80	11,504	15

Payment Services	2,825	56	5,968	83	(3,143)	(53)

Total Core Expenses	91,047	81	82,686	81	8,361	10

Divested Business Lines	—	—	20,437	133	(20,437)	(100)

Total Expenses	91,047	81	103,123	87	(12,076)	(12)

Operating Profit (Loss):

Merchant Card Services	19,397	18	18,646	20	751	4

Payment Services	2,220	44	1,211	17	1,009	83

Total Core Operating Profit	21,617	19	19,857	19	1,760	9

Divested Business Lines	—	—	(5,104)	(33)	5,104	100

Total Operating Profit	21,617	19	14,753	13	6,864	47

Net Interest Income	1,069	1	1,893	2	(824)	(44)

Income Before Taxes and Minority Interest	22,686	20	16,646	14	6,040	36

Provision for Income Taxes	9,861	9	8,728	7	1,133	13

Income Before Minority Interest	12,825	11	7,918	7	4,907	62

Minority Interest	626	1	—	—	626	100

Net Income	$12,199	11	$7,918	7	4,281	54

Merchant Card Services

         Revenue for the three months ended June 30, 2002 increased 13% to $107.6 million from $95.4 million in 2001. The acquisition of ABN AMRO Merchant Services, LLC (AAMS) on June 28, 2001 contributed $8.9 million of incremental revenue in the second quarter of 2002. Organic revenue growth, which excludes the impact of acquisitions, was 4% for the three months ended June 30, 2002.

         Transaction volume processed for the three months ended June 30, 2002 increased 14% to 955 million from 840 million in 2001. Dollar volume processed for the three months ended June 30, 2002 increased 14% to $42.9 billion from $37.7 billion in 2001. Organic transaction and dollar volume, which excludes the impact of acquisitions, increased 11% and 9%, respectively, for the 2002 second quarter. The volume increases were primarily due to growth in existing national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

         Expenses for the three months ended June 30, 2002 increased 15% to $88.2 million from $76.7 million in 2001. Total expenses increased due to increased processing volume and a restructuring charge of $1.7 million partially offset by the non-amortization of goodwill. In the second quarter of 2002, the Company recorded a restructuring charge of $1.7 million related to the closure of its remaining operations in Juarez, Mexico (see discussion in Impairment and Restructuring Charges). Expenses for the three months ended June 30, 2001 included $0.5 million of goodwill amortization expense that did not recur in 2002 due to the adoption of a new accounting standard (see Recent Accounting Pronouncements). Operating margins as a percentage of revenue decreased to 18% from 20% in 2001 primarily due to the restructuring charge. Operating profit for the quarter ended June 30, 2002 increased 4% to $19.4 million from $18.6 million in the 2001 second quarter due primarily to the factors outlined above. Excluding the restructuring charge, operating profit rose 13% and operating margins remained consistent at 20%.

Payment Services

         Revenue for the three months ended June 30, 2002 decreased 30% to $5.0 million from $7.2 million in 2001. Revenue decreased primarily due to decreased paper-based transactions from the Company’s Airlines Reporting Corporation contract and lower earnings on customer balances due to lower average rates in 2002. The revenue decrease was partially offset by increased pricing in the Company’s commission settlement product.

         Expenses for the three months ended June 30, 2002 decreased 53% to $2.8 million from $6.0 million in 2001 due primarily to decreased paper-based transactions and related staff reductions. Operating margins as a percentage of revenue increased to 44% from 17% in 2001 due to decreased costs combined with price increases in the Company’s commission settlement product. Operating profit for the quarter ended June 30, 2002 increased 83% to $2.2 million from $1.2 million in the 2001 second quarter.

Divested and Discontinued Business Units

         In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the three months ended June 30, 2001, the divested business units had revenue of $15.3 million. Operating profit (loss) for the divested and discontinued business units was $(5.1) million for the quarter ended June 30, 2001 and includes a $6.3 million impairment charge taken in the second quarter of 2001.

Impairment and Restructuring Charges

         In May 2002, the Company announced its plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work currently performed in Mexico will be relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses and dividends from foreign subsidiaries. As of June 30, 2002, the Company had $0.6 million remaining in accrued liabilities for future severance and other obligations related to the closure.

         During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends on foreign subsidiaries. This net charge consisted of a second quarter pre-tax charge of $6.3 million ($6.2 million after-tax, or $0.12 per share), which was partially offset by net positive pre-tax adjustment of $2.4 million ($1.5 million after-tax, or $0.03 per diluted share) in the fourth quarter. The second quarter charge was for the estimated loss for the sale of the BPO business. The net fourth quarter gain represented a $3.0 million pre-tax ($1.9 million after-tax, or $0.04 per diluted share) adjustment to the second quarter charge due to changes in estimates for legal and other post-closing matters, partially offset by a $0.6 million pre-tax ($0.4 million after-tax, or $0.01 per diluted share) severance charge related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. As of June 30, 2002, the Company had $0.8 million remaining in accrued liabilities related to the final obligations associated with the BPO divestiture.

Net Interest Income

         Net interest income earned on the Company’s cash and cash equivalents for the three months ended June 30, 2002, was $1.1 million, down 44% from $1.9 million in the 2001 second quarter due to lower average interest rates in 2002.

Provision for Income Taxes

         The overall effective tax rate for the second quarter of 2002 was 43.5% compared to 52.4% for the same quarter a year ago. The decrease in the effective tax rate was principally due to additional provisions in 2001 related to the sale of the BPO business unit for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries.

         Exclusive of the additional provisions required in both years related to exiting foreign operations, the effective tax rate was 37.6% in the second quarter of 2002 compared to 38.6% in 2001. This decrease is due principally to differences in income tax rates between legal entities within the Company.

Minority Interest

         On June 28, 2001, the Company acquired 70% interest in AAMS. For the three months ended June 30, 2002, minority interest was $0.6 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

	2002		2001		Change

(Dollars in thousands)		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Revenue:

Merchant Card Services	$212,235	95	$180,704	80	31,531	17

Payment Services	10,374	5	14,809	7	(4,435)	(30)

Total Core Revenue	222,609	100	195,513	86	27,096	14

Divested Business Lines	—	—	31,408	14	(31,408)	(100)

Total Revenue	222,609	100	226,921	100	(4,312)	(2)

Expenses:

Merchant Card Services	175,639	83	148,455	82	27,184	18

Payment Services	6,337	61	12,027	81	(5,690)	(47)

Total Core Operating Expenses	181,976	82	160,482	82	21,494	13

Divested Business Lines	—	—	35,254	112	(35,254)	(100)

Total Expenses	181,976	82	195,736	86	(13,760)	(7)

Operating Profit (Loss):

Merchant Card Services	36,596	17	32,249	18	4,347	13

Payment Services	4,037	39	2,782	19	1,255	45

Total Core Operating Profit	40,633	18	35,031	18	5,602	16

Divested Business Lines	—	—	(3,846)	(12)	3,846	100

Total Operating Profit	40,633	18	31,185	14	9,448	30

Net Interest Income	2,104	1	4,113	2	(2,009)	(49)

Income Before Taxes and Minority Interest	42,737	19	35,298	16	7,439	21

Provision for Income Taxes	17,277	8	15,841	7	1,436	9

Net Income Before Minority Interest	25,460	11	19,457	9	6,003	31

Minority Interest	1,213	1	—	—	1,213	100

Net Income	$24,247	11	$19,457	9	$4,790	25

Merchant Card Services

         Revenue for the six months ended June 30, 2002 increased 17% to $212.2 million from $180.7 million in 2001. The acquisition of ABN AMRO Merchant Services, LLC (AAMS) on June 28, 2001 contributed $18.9 million of incremental revenue for the six months ended June 30, 2002. Organic revenue growth, which excludes the impact of acquisitions, was 7% for the six months ended June 30, 2002.

         Transaction volume processed for the six months ended June 30, 2002 increased 16% to 1.8 billion from 1.6 billion in 2001. Dollar volume processed for the six months ended June 30, 2002 increased 16% to $82.0 billion from $71.0 billion in 2001. Organic transaction and dollar volume, which excludes the impact of acquisitions, increased 13% and 10%, respectively for the six months ended June 30, 2002. The volume increases were primarily due to growth in existing national customers, strong execution in the regional sales channels, and continued expansion in new vertical markets.

         Expenses for the six months ended June 30, 2002 increased 18% to $175.6 million from $148.5 million in 2001. Total expenses increased due to increased processing volume and a restructuring charge of $1.7 million partially offset by the non-amortization of goodwill. In the second quarter of 2002, the Company recorded a restructuring charge of $1.7 million related to the closure of its remaining operations in Juarez, Mexico (see discussion in Impairment and Restructuring Charges). Expenses for the six months ended June 30, 2001 included $1.1 million of goodwill amortization expense that did not recur in 2002 due to the adoption of a new accounting standard (see Recent Accounting Pronouncements). Operating margins as a percentage of revenue decreased to 17% from 18% in 2001 primarily due to the restructuring charge. Operating profit for the quarter ended June 30, 2002 increased 13% to $36.6 million from $32.2 million for 2001 due primarily to the factors outlined above. Excluding the restructuring charge, operating profit increased 19% and operating margins remained consistent at 18%.

Payment Services

         Revenue for the six months ended June 30, 2002 decreased 30% to $10.4 million from $14.8 million in 2001. Revenue decreased primarily due to decreased paper-based transactions from the Company’s Airlines Reporting Corporation contract and lower earnings on customer balances due to lower average interest rates in 2002. The revenue decrease was partially offset by increased pricing in the Company’s commission settlement product.

         Expenses for the six months ended June 30, 2002 decreased 47% to $6.3 million from $12.0 million due primarily to decreased paper-based transactions and related staff reductions. Operating margins as a percentage of revenue increased to 39% from 19% in 2001 due to decreased costs combined with price increases in the Company’s commission settlement product. Operating profit for the six months ended June 30, 2002 increased 45% to $4.0 million from $2.8 million for 2001 due primarily to improved profit margins.

Divested and Discontinued Business Units

         In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after-tax transaction related expenses). For the six months ended June 30, 2001, the divested business units had revenue of $31.4 million. Operating profit (loss) for the divested and discontinued business units was $(3.8) million for the six months ended June 30, 2001 and includes a $6.3 million impairment charge taken in the second quarter of 2001.

Impairment and Restructuring Charges

         In May 2002, the Company announced its plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work currently performed in Mexico will be relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses and dividends from foreign subsidiaries. As of June 30, 2002, the Company had $0.6 million remaining in accrued liabilities for future severance and other obligations related to the closure.

         During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. This net charge consisted of a second quarter pre-tax charge of $6.3 million ($6.2 million after-tax, or $0.12 per share), which was partially offset by net positive pre-tax adjustment of $2.4 million ($1.5 million after-tax, or $0.03 per diluted share) in the fourth quarter. The second quarter charge was for the estimated loss for the sale of the BPO business. The net fourth quarter gain represented a $3.0 million pre-tax ($1.9 million after-tax, or $0.04 per diluted share) adjustment to the second quarter charge due to changes in estimates for legal and other post-closing matters, partially offset by a $0.6 million pre-tax ($0.4 million after-tax, or $0.01 per diluted share) severance charge related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. As of June 30, 2002, the Company had $0.8 million remaining in accrued liabilities related to the final obligations associated with the BPO divestiture.

Net Interest Income

         Net interest income earned on the Company’s cash and cash equivalents for the six months ended June 30, 2002, was $2.1 million, down 49% from $4.1 million for the six months ended June 30, 2001 due to lower average interest rates in 2002.

Provision For Income Taxes

         The overall effective tax rate for the six months ended June 30, 2002 was 40.4% compared to 44.9% for the same period a year ago. The decrease in the effective tax rate was due to additional provisions in 2001 related to the sale of the BPO business unit for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries.

         Exclusive of the additional provisions required in both years related to existing foreign operations, the effective tax rate was 37.3% for the six months ended June 30, 2002 compared to 38.4% in 2001. This decrease is due principally to differences in income tax rates between legal entities within the Company.

Minority Interest

         On June 28, 2001, the Company acquired 70% interest in AAMS. For the six months ended June 30, 2002, minority interest was $1.2 million.

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

         If SFAS 142 had been adopted effective January 1, 2001, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $0.5 million and $1.1 million for the three and six months ended June 30, 2001, respectively. For the three months ended June 30, 2001, proforma net income would have been $8.4 million, or $0.16 per diluted share, versus reported net income of $7.9 million, or $0.15 per diluted share. For the six months ended June 30, 2001, proforma net income would have been $20.5 million, $0.40 per diluted share, versus reported net income of $19.5 million, or $0.38 per diluted share.

         The Company’s amortizable intangible assets as of June 30, 2002 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense for the quarter and six months ended June 30, 2002 was $1.7 million and $3.3 million, respectively. The estimated annual amortization expense for existing intangible assets for 2002 and each of the next five years is as follows: 2002 — $6.8 million; 2003 — $7.0 million; 2004 — $6.6 million; 2005, 2006 and 2007 — $4.7 million.

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

Accounting for Exit or Disposal Activities

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 become effective for the Company January 1, 2003 and are not anticipated to have a material impact on the Company’s results of operations, financial position, or liquidity.

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

         The Company’s capital expenditures include amounts for computers, external and internally developed software, and improvements to operating facilities. During the six months ended June 30, 2002, the Company’s capital expenditures totaled $10.6 million. Such expenditures were financed from operating cash flow, which totaled $88.7 million for the six months ended June 30, 2002. Operating cash flow and capital expenditures during the six months ended June 30, 2001 totaled $70.6 million and $8.9 million, respectively. Operating cash flow increased in the 2002 period compared to 2001 due to strong operating results from the Merchant Card Services business segment.

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

         On August 29, 2001, the Company completed the sale of the Business Process Outsourcing unit to Affiliated Computer Services, Inc. for $43.0 million cash ($41.3 million after transaction-related expenses). (See Divested and Discontinued Business Units, Note 5 to Consolidated Financial Statements).

         On July 3, 2002, the Company acquired processing contracts from a key strategic partner for $2.7 million in cash. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period plus an additional one-time payment of up to $1.0 million.

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

Forward-Looking Statements and Risk Factors

         The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and subsequent filings with the Securities and Exchange Commission for risks and uncertainties that could cause actual results to differ materially.

         The Company currently processes card transactions for several of the largest airlines in the United States. Airline customers represented approximately 9% of the Company’s consolidated revenue (6% from Merchant Card Services and 3% from Payment Services) for the six months ended June 30, 2002. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® or MasterCard® under the chargeback rules of those associations. In the near term, management believes liquidations are unlikely for any of the Company’s airline customers given the Federal financial support for the airline industry. In November 2001, Congress passed the Aviation and Transportation Security Act, which requires airlines to honor tickets for eighteen months for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have various expiration dates extending through November 2005.

         One of the Company’s airline customers is US Airways Group, Inc. US Airways Group, Inc. has filed for bankruptcy court protection under Chapter 11. Based upon information currently available to the Company and actions management is taking to mitigate these risks, management currently believes a material loss under the chargeback rules is unlikely.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Derivative Instruments

         The Company does not use derivative instruments.

Market Risk of Financial Instruments

         The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of June 30, 2002, the Company had $183 million in cash and cash equivalents. For the first quarter of 2002, National City also held an average of approximately $150 million of customer cash balances, on which the Company earns interest. Interest earned on customer cash balances is included as a component of revenue.

         Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, which affects both interest earnings on the Company’s cash and cash equivalents and interest earnings on customer funds maintained by National City. At June 30, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $3 million in annual pre-tax earnings. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $3 million in annual pre-tax earnings.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders

On April 11, 2002, at the Annual Shareholders Meeting of the Registrant, the shareholders took the following actions:

            1.     Elected as directors all nominees designated in the proxy statement dated March 11, 2002 as follows:

	Number of Votes

	For	Withheld

Aureliano Gonzalez-Baz	50,978,149	302,120

Jon L. Gorney	49,793,054	1,487,215

J. Armando Ramirez	50,105,740	1,174,529

2.	Approved the selection of Ernst & Young LLP as independent auditors for the Registrant for 2002: 51,178,768 votes cast for, 100,541 votes cast against, and 1,036 votes withheld.

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1 (i)	Amended Articles of Incorporation of the Registrant. (A)

3.1 (ii)	Code of Regulations of the Registrant. (A)

4.1	Specimen Certificate for the Common Stock, without par value, of the Registrant. (B)

4.2	Registration Rights Agreement between the Registrant and National City Corporation, dated July 16, 1996. (B)

10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3	(Intentionally Omitted)

10.4	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)

10.5	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)

10.6	(Intentionally Omitted)

10.7	(Intentionally Omitted)

10.8	Form of Card Services Agreement by and among NPC and its affiliated corporations and certain bank subsidiaries of National City Corporation. (B)

10.9	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)

10.10	The Agreement between Airlines Reporting Corporation and First National Bank of Louisville and NPC for Area Settlement Plan Processing Services, dated October 16, 1986. (B)

10.11	First Amendment to Agreements between Airlines Reporting Corporation and First National Bank of Louisville and NPC, dated December 12, 1991. (A)

10.12	1994 Amendment to Agreements between Airlines Reporting Corporation and NPC, dated December 31, 1994. (A)

10.13	Supplemental Agreement by and between NPC and Airlines Reporting Corporation, dated February 24, 1995. (A)

10.14	Amendment to Agreement between Airlines Reporting Corporation and National City Bank of Kentucky and NPC, for Area Settlement Plan Processing Services, dated August 19, 1995. (A)

10.15	December 1, 1998 Amendment to the ARC and NPC Processing Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16	(Intentionally Omitted)

10.17	(Intentionally Omitted)

10.18	(Intentionally Omitted)

10.19	Employment Agreement between the Registrant and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999) **

10.20	(Intentionally Omitted)

10.21	Employment Agreement and Undertaking of Confidentiality between NPC and Thomas A. Wimsett dated May 23, 1995. (A)**

10.22	(Intentionally Omitted)

10.23	(Intentionally Omitted)

10.24	(Intentionally Omitted)

10.25	(Intentionally Omitted)

10.26	(Intentionally Omitted)

10.27	Severance Agreement between the Registrant and Thomas A. Wimsett, dated June 7, 1996. (B)**

10.28	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) **

10.29	1996 Stock Option Plan and Form of Stock Option Agreement. (B)**

10.30	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B)**

10.31	Amended and Restated NPC Short-Term Incentive Compensation Plan for Senior Executives, effective February 9, 2000. (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999) **

10.32	NPC’s Long-Term Incentive Compensation Plan for Senior Officers, effective January 1, 1998. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000) **

10.33	(Intentionally Omitted)

10.34	(Intentionally Omitted)

10.35	(Intentionally Omitted)

10.36	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)**

10.37	Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (B)**

10.38	(Intentionally Omitted)

10.39	(Intentionally Omitted)

10.40	(Intentionally Omitted)

10.41	National Processing, Inc. 2001 Restricted Stock Plan (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001).

10.42	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.43	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.44	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

b.	Reports on Form 8-K

April 17, 2002: On April 17, 2002, the Registrant issued a press release reporting earnings for the quarter ended March 31, 2002.

May 29, 2002: On May 29, 2002, the Registrant issued a press release announcing its plans to close its remaining operations in Juarez, Mexico and announcing its decision to discontinue processing debit and credit card transactions for the airline industry.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: August 14, 2002	By: /s/ Thomas A. Wimsett

Thomas A. Wimsett President and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)