Form 10-Q
period 2002-09-30
NATIONAL PROCESSING INC
filed 2002-11-12
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange of 1934

For the quarterly period ended September 30, 2002

or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /  /

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2002 was 52,083,479.

NATIONAL PROCESSING, INC.

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	September 30	December 31	September 30
	2002	2001	2001

Assets

Current assets:

Cash and cash equivalents	$209,548	$101,257	$145,844

Accounts receivable – trade	96,661	163,644	88,986

Deferred tax assets	2,672	3,299	2,348

Other current assets	5,960	7,138	7,687

Total current assets	314,841	275,338	244,865

Property and equipment:

Furniture and equipment	54,361	54,178	53,017

Building and leasehold improvements	11,815	10,770	11,204

Software	38,042	30,453	27,193

Property leased from affiliate	4,173	4,173	4,173

Land and improvements	442	442	442

	108,833	100,016	96,029

Less: Accumulated depreciation and amortization	54,533	50,244	48,514

Property and equipment, net	54,300	49,772	47,515

Other assets:

Goodwill, net of accumulated amortization of $8,283 at September 30, 2002 and December 31, 2001, and $7,490 at September 30, 2001	91,227	91,227	92,021

Other intangible assets, net of accumulated amortization of $19,699, $14,610 and $13,020 at September 30, 2002, December 31, 2001 and September 30, 2001, respectively	43,261	44,950	44,040

Deferred tax assets	11,588	13,310	19,007

Other assets	4,190	3,741	6,553

Total other assets	150,266	153,228	161,621

Total assets	$519,407	$478,338	$454,001

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable – trade	$21,087	$19,080	$16,941

Accrued bankcard assessments	24,726	28,113	22,527

Accrued compensation and benefits	3,300	6,465	5,606

Income tax payable	8,647	8,089	12,890

Other accrued liabilities	14,886	13,906	16,676

Total current liabilities	72,646	75,653	74,640

Obligation under property leased from affiliate	1,764	1,862	1,895

Minority interest	2,720	827	519

Total liabilities	77,130	78,342	77,054

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—

Common stock, without par value; 95,000,000 shares authorized; 52,081,146, 51,818,508, and 51,538,112 issued and outstanding at September 30, 2002, December 31, 2001 and September 30, 2001, respectively	1	1	1

Contributed capital	198,821	193,584	188,757

Unearned compensation	(366)	(477)	(530)

Retained earnings	243,821	206,888	188,719

Total shareholders’ equity	442,277	399,996	376,947

Total liabilities and shareholders’ equity	$519,407	$478,338	$454,001

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenue	$114,486	$122,376	$337,095	$349,297

Operating expense	81,498	88,374	244,661	254,838

General and administrative expense	9,851	5,457	18,535	18,115

Depreciation and amortization	5,012	5,124	13,491	15,488

Impairment, restructuring, and related expense	—	—	1,650	6,250

Operating profit	18,125	23,421	58,758	54,606

Net interest income	1,190	1,477	3,294	5,590

Income before provision for income taxes and minority interest	19,315	24,898	62,052	60,196

Provision for income taxes	5,949	9,345	23,226	25,186

Income before minority interest	13,366	15,553	38,826	35,010

Minority interest	680	519	1,893	519

Net income	$12,686	$15,034	$36,933	$34,491

Basic income per common share	$0.24	$0.29	$0.71	$0.67

Diluted income per common share	$0.24	$0.29	$0.70	$0.66

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

Balance at January 1, 2002	51,818,508	$1	$193,584	$(477)	$206,888	$399,996

Net income	—	—	—	—	36,933	36,933

Issuance of common shares under stock-based compensation plans, including related tax effects	262,638	—	5,237	111	—	5,348

Balance at September 30, 2002	52,081,146	$1	$198,821	$(366)	$243,821	$442,277

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended
	September 30

	2002	2001

Operating Activities

Net income	$36,933	$34,491

Items not requiring cash currently:

Depreciation and amortization	13,491	15,488

Restructuring, divestiture, and impairment charges	1,650	6,250

Deferred income taxes	2,349	(704)

Loss on disposition of fixed assets	309	34

Minority interest	1,893	519

Change in current assets and liabilities:

Accounts receivable – trade	66,983	30,145

Accounts payable – trade	2,007	2,460

Accrued bankcard assessments	(3,387)	(1,931)

Income taxes payable	1,954	7,814

Other current assets/liabilities	(2,836)	(4,086)

Other, net	306	31

Net cash provided by operating activities	121,652	90,511

Investing Activities

Capital expenditures	(13,582)	(14,813)

Acquisitions, net of cash received	(2,700)	(48,500)

Proceeds from sale of fixed assets	—	34

Proceeds from maturities of Eurodollar deposits	—	56,000

Common control business unit purchase	—	(44,000)

Net proceeds from sale of business lines	—	43,000

Net cash used in investing activities	(16,282)	(8,279)

Financing Activities

Principal payments under property leased from affiliate	(98)	(98)

Issuance of common stock under stock-based compensation plans	3,019	5,603

Net cash provided by financing activities	2,921	5,505

Net increase in cash and cash equivalents	108,291	87,737

Cash and cash equivalents, beginning of period	101,257	58,107

Cash and cash equivalents, end of period	$209,548	$145,844

Supplemental cash flow information:

Taxes paid	$19,144	$17,718

See notes to consolidated financial statements

NATIONAL PROCESSING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.	ORGANIZATION AND BUSINESS

Organization

National Processing, Inc. and its subsidiaries (the “Company”) are providers of electronic payment processing headquartered in Louisville, Kentucky. The Company is 85% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio.

Business

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Merchant Card Services provides services to merchant locations primarily in the United States. Merchant Card Services represents approximately 95% of the Company’s revenue.

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

Sponsorship Agreement

The Company and National City subsidiary banks are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as National City’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard® associations. National City Bank of Kentucky (“NCBK”), a wholly owned subsidiary of National City, is a member of such associations and acts as the Company’s primary sponsor.

Visa Guarantee

The Company has provided a financial guarantee relating to NCBK’s membership obligations with Visa®. The agreement guarantees the payment of NCBK’s membership obligations pursuant to the Visa® Certificate of Incorporation and Amendments, Bylaws, rules, policies and Operating Rules should NCBK default or fail to meet its obligations of membership including NCBK’s obligations to pay any Visa® member attendant to NCBK’s membership in Visa®, and Visa’s expenses incurred in payment of such obligations on NCBK’s behalf or otherwise because of NCBK’s failure to meet such obligations. The Company does not believe it is practical to estimate the fair value of the guarantee.

The amount guaranteed exceeds the amount of the Company’s equity, however, the Company believes its exposure to loss under the guarantee is unlikely. National Processing processes all transactions received from Visa® by NCBK under the exclusive terms of the Sponsorship Agreement.

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

The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. Interchange and debit network fees for the three months ended September 30, 2002 and 2001 were $608.8 million and $573.9 million, respectively. For the nine months ended September 30, 2002 and 2001, interchange and debit network fees were $1.8 billion and $1.6 billion, respectively.

The Company records assessments charged by credit card associations as expense as the Company is the primary obligor of these costs. Assessment expense for the three months ended September 30, 2002 and 2001 was $33.7 million and $31.9 million, respectively. For the nine months ended September 30, 2002 and 2001, assessment expense was $99.1 million and $89.8 million, respectively.

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets

In September 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, are no longer amortized into net income over an estimated life but rather are tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

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

If SFAS 142 had been adopted effective January 1, 2001, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $0.8 million and $1.9 million for the three and nine months ended September 30, 2001, respectively. For the three months ended September 30, 2001, proforma net income would have been $15.7 million, or $0.30 per diluted share, versus reported net income of $15.0 million, or $0.29 per diluted share. For the nine months ended September 30, 2001, proforma net income would have been $36.2 million, $0.70 per diluted share, versus reported net income of $34.5 million, or $0.66 per diluted share.

The Company’s amortizable intangible assets as of September 30, 2002 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense for the quarter and nine months ended September 30, 2002 was $1.8 million and $5.1 million, respectively. The estimated annual amortization expense for existing intangible assets for 2002 and each of the next five years is as follows: 2002 — $6.8 million; 2003 — $7.0 million; 2004 — $6.6 million; 2005, 2006 and 2007 - $4.7 million.

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

On July 3, 2002, the Company acquired processing contracts from a key strategic partner for $2.7 million in cash and was recorded as an intangible asset. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period plus an additional one-time payment of up to $1.0 million. Under the terms of the agreement, the Company will provide front-end authorization services for approximately 50,000 merchant locations. Prior to the acquisition, the Company was already providing settlement services for these merchants.

On June 28, 2001, the Company acquired a 70% ownership interest in AAMS from AANA for $48.5 million in cash. Under the terms of the agreement, the Company provides AAMS with all merchant-processing services including both authorization and settlement of all card-based transactions. The acquisition, accounted for as a purchase, increased the Company’s goodwill by approximately $27.0 million. The remainder of the purchase price was allocated to other identifiable intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years. Since the date of its acquisition, the results of operations of AAMS have been included in the consolidated financial statements and AANA’s 30% ownership interest has been accounted for as a minority interest. Incremental revenue and operating profit as a result of this acquisition were $18.9 million and $3.0 million, respectively, for the six months ended June 30, 2002. Revenue and operating profit as a result of this acquisition were $27.7 million and $4.8 million, respectively, for the nine months ended September 30, 2002.

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

In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the three and nine months ended September 30, 2001, the divested and discontinued business units had revenue of $9.8 million and $41.2 million, respectively. Operating profit (loss) for the divested and discontinued business units, which includes a $6.3 million impairment charge taken in the second quarter of 2001, was $1.2 million and $(2.7) million, respectively, for the quarter and nine months ended September 30, 2001.

6.	IMPAIRMENT, RESTRUCTURING AND UNUSUAL ITEMS

In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional tax provisions required for nondeductible losses and dividends from foreign subsidiaries. As of September 30, 2002, the Company had $0.4 million remaining in accrued liabilities for future obligations related to this closure.

During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. This net charge consisted of a second quarter pre-tax charge of $6.3 million ($6.2 million after-tax, or $0.12 per share), which was partially offset by net positive pre-tax adjustment of $2.4 million ($1.5 million after-tax, or $0.03 per diluted share) in the fourth quarter. The second quarter charge was for the estimated loss for the sale of the BPO business. The net fourth quarter gain represented a $3.0 million pre-tax ($1.9 million after-tax, or $0.04 per diluted share) adjustment to the second quarter charge due to changes in estimates for legal and other post-closing matters, partially offset by a $0.6 million pre-tax ($0.4 million after-tax, or $0.01 per diluted share) severance charge related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. As of September 30, 2002, the Company had $0.8 million remaining in accrued liabilities related to the final obligations associated with the BPO divestiture.

In September 2002, the Company recorded a $3.4 million ($2.0 million after-tax, or $0.04 per diluted share) charge related to a separation agreement with the former CEO. This amount was included in general and administrative expense in the accompanying financial statements.

7.	COMMITMENTS AND CONTINGENCIES

Chargebacks

Under the rules of Visa® and MasterCard®, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in the merchant’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to liquidation or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, the contingent liability could be more likely.

The Company currently processes card transactions for several of the largest airlines in the United States. Airline customers represented approximately 9% of the Company’s consolidated revenue (6% from Merchant Card Services and 3% from Payment Services) for the nine months ended September 30, 2002. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® or MasterCard® under the chargeback rules of those associations. In the near term, management believes liquidations are unlikely for any of the Company’s airline customers given the Federal financial support for the airline industry. In November 2001, Congress passed the Aviation and Transportation Security Act, which requires airlines to honor tickets for eighteen months (through May 2003) for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation.

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

Based upon information currently available to the Company and actions management has taken to mitigate these risks, management currently believes a material loss under the chargeback rules is unlikely.

Litigation

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

8.	NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

BASIC

Net income	$12,686	$15,034	$36,933	$34,491

Average common shares outstanding	52,073	51,419	51,982	51,233

Net income per common share – basic	$0.24	$0.29	$0.71	$0.67

DILUTED

Net income	$12,686	$15,034	$36,933	$34,491

Average common shares outstanding	52,073	51,419	51,982	51,233

Dilutive effect of stock options	430	985	544	706

Average common shares outstanding – diluted	52,503	52,404	52,526	51,939

Net income per common share – diluted	$0.24	$0.29	$0.70	$0.66

9.	TRANSACTIONS WITH AFFILIATES

The Company leases certain facilities from NCBK, a wholly owned subsidiary of National City, under long-term agreements classified as “Property Leased from Affiliate” in the accompanying consolidated balance sheets. The Company has paid $0.1 million, including interest, under this lease for the nine months ended September 30, 2002.

Substantially all of the Company’s cash and cash equivalents are held at NCBK and other National City subsidiaries. The majority of the interest income and earnings on customer balances included in the consolidated statements of income are derived from accounts held at NCBK and other National City subsidiaries.

The Company receives certain administrative services, such as internal audit and legal services, from National City and its affiliates. The Company also utilizes NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services are included in general and administrative expenses and totaled $0.5 million and $1.5 million for the quarter and nine months ended September 30, 2002. For the quarter and nine months ended September 30, 2001, charges for these services totaled $0.4 million and $1.2 million, respectively. As of September 30, 2002, December 31, 2001 and September 30, 2001, no amounts were due to or from National City.

On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million, which was paid in cash at closing (see Note 4).

10.	SEGMENT REPORTING

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries.

Reportable segments are identified by the services they offer. General and administrative expenses are generally allocated to the segments based upon various methods determined by the nature of the expenses. There is no intersegment revenue. Depreciation expense for corporate fixed assets is allocated to the reportable segments. Corporate assets are comprised primarily of cash and cash equivalents, income tax balances, and fixed assets used by these segments or by support service areas. The accounting policies of the reportable segments are the same as those of the Company. Prior period amounts have been classified to conform to the current line of business reporting structure.

	Merchant	Payment		Consolidated
	Card Services	Services(1)	Corporate (2)	Total

For the three months ended September 30, 2002

Revenue	$109,738	$4,748	$—	$114,486

Operating profit	20,165	1,349	(3,389)	18,125

Depreciation and amortization	4,549	463	—	5,012

Net interest income	1,105	85	—	1,190

For the three months ended September 30, 2001

Revenue	$105,551	$16,825	$—	$122,376

Operating profit	20,964	2,457	—	23,421

Depreciation and amortization	4,405	719	—	5,124

Net interest income	1,324	153	—	1,477

For the nine months ended September 30, 2002

Revenue	$321,973	$15,122	$—	$337,095

Impairment, restructuring, and related expense	1,650	—	—	1,650

Operating profit	56,761	5,386	(3,389)	58,758

Depreciation and amortization	12,146	1,345	—	13,491

Net interest income	2,989	305	—	3,294

For the nine months ended September 30, 2001

Revenue	$286,255	$63,042	$—	$349,297

Impairment, restructuring and related expense	—	6,250	—	6,250

Operating profit	53,213	1,393	—	54,606

Depreciation and amortization	11,424	4,064	—	15,488

Net interest income	4,805	785	—	5,590

As of September 30, 2002

Goodwill	$91,227	$—	$—	$91,227

Total assets	251,265	4,063	264,079	519,407

As of December 31, 2001

Goodwill	$91,227	$—	$—	$91,227

Total assets	326,409	6,383	145,546	478,338

As of September 30, 2001

Goodwill	$92,021	$—	$—	$92,021

Total assets	253,354	6,133	194,514	454,001

(1)	Payment Services was formerly a component of the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services after the sale of the BPO business unit in August 2001. The Payment Services segment disclosures for 2001 include the results of divested and discontinued business units formerly classified as part of the Corporate Outsourcing Solutions segment.

(2)	The quarter and nine months ended September 30, 2002 include a $3,389 charge related to a separation agreement with the former CEO. This expense was not allocated to the business segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K, 2002 Quarterly Reports on Form 10-Q and other 2002 filings with the Securities and Exchange Commission.

Critical Accounting Policies

General

         The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have greater reliance of the use of estimates, assumptions, and judgments and as such have greater possibility of producing results that could be materially different than originally reported.

Income Taxes

         The Company is included in the consolidated federal income tax return of National City. National City allocates income taxes to the Company as if it were a stand-alone tax paying entity. Deferred tax assets and liabilities are recognized as certain items are required to be treated differently for financial statement purposes versus how they are treated for tax purposes.

         Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of September 30, 2002, the Company has net deferred tax assets of $14.3 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it is likely that a taxing authority may take a sustainable position on a matter contrary to the Company’s position.

Long-Lived Assets

         Long-lived assets, consisting primarily of property and equipment, goodwill and other intangible assets, comprise a significant portion of the Company’s total assets.

         Property and equipment, net of accumulated depreciation, totaled $54.3 million as of September 30, 2002, which represented 10% of total assets. Useful lives of property and equipment (which includes internal use software) are estimated in order to determine the amount of depreciation expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in value of the assets. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

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

         Goodwill and other intangible assets, net of accumulated amortization, totaled $134.5 million as of September 30, 2002, which represented 26% of total assets. The Company analyzes goodwill and other intangible assets for impairment issues on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company makes estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets.

Contingencies

         The Company records reserves for contingent liabilities when such amounts are deemed to be probable and estimable in accordance with SFAS 5, Accounting for Contingencies. The required reserves may change in the future due to new developments including but not limited to changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required. (See Note 7 to the Consolidated Financial Statements.)

Components of Revenue and Expense

Revenue

         Approximately 95% of Merchant Card Services revenue is derived from processing contracts with merchants for the authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period that the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. Interchange and debit network fees for the three months ended September 30, 2002 and 2001 were $608.8 million and $573.9 million, respectively. For the nine months ended September 30, 2002 and 2001, interchange and debit network fees were $1.8 billion and $1.6 billion, respectively. The increase in interchange and debit network fees for the three and nine months ended September 30, 2002 over comparable 2001 periods is attributed to increased processing volumes. The remainder of Merchant Card Services revenue is derived from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

         Approximately 50% of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis. The remainder of Payment Services revenue is derived from other non-card based electronic settlement products. Revenue is recorded in the period services are provided.

         A small portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by National City pursuant to contractual terms. For the three months ended September 30, 2002 and 2001, earnings on customer balances were $1.0 million and $2.1 million, respectively. For the nine months ended September 30, 2002 and 2001, earnings on customer balances were $3.0 million and $6.5 million, respectively.

Expense

         Assessment expense is the largest component of operating expense. For the three months ended September 30, 2002 and 2001, assessment expense was $33.7 million and $31.9 million, respectively. Assessment expense for the nine months ended September 30, 2002 and 2001 was $99.1 million and $89.8 million, respectively. The increase in assessment expense for the three and nine months ended September 30, 2002 over comparable 2001 periods is attributed to increased processing volumes. Operating expense also includes costs of providing services to customers including wages and personnel costs, authorization fees, commissions paid to independent sales organizations, and data processing costs.

         General and administrative expense includes corporate management and administrative expense as well as fees for certain administrative services, such as internal audit and legal services, from National City and its affiliates.

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

(Dollars in thousands)		%		%
	Merchant	Change		Change	Divested and	Unallocated
	Card	Over	Payment	Over	Discontinued	Corporate
2002	Services	Prior Year	Services	Prior Year	Businesses	Items	Total

Revenue	$109,738	4	$4,748	(33)	$—	$—	$114,486

Operating expense	79,203	3	2,295	(52)	—	—	81,498

General and administrative expense	5,821	59	641	37	—	3,389	9,851

Depreciation and amortization	4,549	3	463	(17)	—	—	5,012

Operating profit	20,165	(4)	1,349	6	—	(3,389)	18,125

Net interest income	1,105	(17)	85	(3)	—	—	1,190

Income before taxes and minority interest	21,270	(5)	1,434	5	—	(3,389)	19,315

Provision for income taxes	6,967	(17)	338	(14)	—	(1,356)	5,949

Income before minority interest	14,303	3	1,096	13	—	(2,033)	13,366

Minority interest	680	31	—		—	—	680

Net income	$13,623	2	$1,096	13	$—	$(2,033)	$12,686

	Merchant		Divested and	Unallocated
	Card	Payment	Discontinued	Corporate
2001	Services	Services	Businesses	Items	Total

Revenue	$105,551	$7,068	$9,757	$—	$122,376

Operating expense	76,526	4,762	7,086	—	88,374

General and administrative expense	3,656	468	1,333	—	5,457

Depreciation and amortization	4,405	560	159	—	5,124

Operating profit	20,964	1,278	1,179	—	23,421

Net interest income	1,324	88	65	—	1,477

Income before taxes and minority interest	22,288	1,366	1,244	—	24,898

Provision for income taxes	8,407	393	545	—	9,345

Income before minority interest	13,881	973	699	—	15,553

Minority interest	519	—	—	—	519

Net income	$13,362	$973	$699	$—	$15,034

Merchant Card Services

         Revenue for the three months ended September 30, 2002 increased 4% to $109.7 million from $105.6 million in 2001. Organic revenue growth, which excludes the impact of acquisitions, was 2% for the three months ended September 30, 2002.

         Transaction volume processed for the three months ended September 30, 2002 increased 9% to 974 million from 897 million in 2001. Dollar volume processed for the three months ended September 30, 2002 increased 6% to $41.9 billion from $39.6 billion in 2001. Organic transaction and dollar volume, which excludes the impact of acquisitions, also increased 9% and 6%, respectively, for the 2002 third quarter. The volume increases were primarily due to growth in existing national customers, addition of new regional merchants and continued expansion in new markets.

         Operating expense for the three months ended September 30, 2002 increased 3% to $79.2 million from $76.5 million in 2001 due to increased processing volume, offset partially by expense reductions achieved in third-party processing contracts.

         General and administrative expense increased 59% to $5.8 million for the three months ended September 30, 2002 from $3.7 million in 2001 primarily due to changes in estimates for certain non-income related taxes.

         Depreciation and amortization increased 3% to $4.5 million for the three months ended September 30, 2002 from $4.4 million in 2001 due to additional depreciation from the capitalization of a new web-based merchant accounting and reporting system and the addition of a new data center in Lansing, Michigan. These increases were partially offset by the non-amoritization of goodwill. The three months ended September 30, 2001 included $0.8 million of goodwill amortization expense that did not recur in 2002 due to the adoption of a new accounting standard (see Recent Accounting Pronouncements).

         On June 28, 2001, the Company acquired 70% interest in AAMS. For the three months ended September 30, 2002, minority interest increased 31% to $0.7 million from $0.5 million in the third quarter of 2001 due to higher AAMS profits.

Payment Services

         Revenue for the three months ended September 30, 2002 decreased 33% to $4.7 million from $7.1 million in 2001. Revenue decreased primarily due to decreased paper-based transactions from the Company’s Airlines Reporting Corporation contract and lower earnings on customer balances due to lower average interest rates in 2002. The revenue decrease was partially offset by increased pricing in the Company’s commission settlement product.

         Operating expense for the three months ended September 30, 2002 decreased 52% to $2.3 million from $4.8 million in 2001 due primarily to decreased paper-based transactions and related staff reductions.

         General and administrative expense for the three months ended September 30, 2002 was relatively flat increasing slightly to $0.6 million from $0.5 million in 2001.

         Depreciation and amortization decreased 17% to $0.5 million from $0.6 million due to consolidation of the Airlines Reporting Corporation contract into a single operating facility. The work previously performed in Juarez, Mexico was relocated to Louisville, Kentucky in the fourth quarter of 2001.

Divested and Discontinued Business Units

         In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the three months ended September 30, 2001, these business units had revenue of $9.8 million. Operating profit for the divested and discontinued business units was $1.2 million for the quarter ended September 30, 2001.

Unallocated Corporate Items

         In September 2002, the Company recorded a $3.4 million ($2.0 million after-tax, or $0.04 per diluted share) charge related to a separation agreement with the former CEO.

Net Interest Income

         Net interest income earned on the Company’s cash and cash equivalents for the three months ended September 30, 2002, was $1.2 million, down 19% from $1.5 million in the 2001 third quarter due to lower average interest rates in 2002.

Provision for Income Taxes

         The overall effective tax rate for the third quarter of 2002 was 30.8% compared to 37.5% for the same quarter a year ago. The decrease in the effective tax rate was principally due to the realization of $1.0 million of foreign tax credits in 2002, which had not previously been recognized due to uncertainty.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

(Dollars in thousands)
	Merchant	%		%	Divested and	Unallocated
	Card	Change Over	Payment	Change Over	Discontinued	Corporate
2002	Services	Prior Year	Services	Prior Year	Businesses	Items	Total

Revenue	$321,973	12	$15,122	(31)	$—	$—	$337,095

Operating expense	237,651	13	7,010	(51)	—	—	244,661

General and administrative expense	13,765	21	1,381	(18)	—	3,389	18,535

Depreciation and amortization	12,146	6	1,345	(22)	—	—	13,491

Impairment, restructuring and related expense	1,650	NM	—		—	—	1,650

Operating profit	56,761	7	5,386	33	—	(3,389)	58,758

Net interest income	2,989	(38)	305	(25)	—	—	3,294

Income before taxes and minority interest	59,750	3	5,691	27	—	(3,389)	62,052

Provision for income taxes	22,625	2	1,957	40	—	(1,356)	23,226

Income before minority interest	37,125	4	3,734	21	—	(2,033)	38,826

Minority interest	1,893	265	—		—	—	1,893

Net income	$35,232	—	$3,734	21	$—	$(2,033)	$36,933

	Merchant		Divested and	Unallocated
	Card	Payment	Discontinued	Corporate
2001	Services	Services	Businesses	Items	Total

Revenue	$286,255	$21,877	$41,165	$—	$349,297

Operating expense	210,195	14,399	30,244	—	254,838

General and administrative expense	11,423	1,691	5,001	—	18,115

Depreciation and amortization	11,424	1,727	2,337	—	15,488

Impairment, restructuring and related expense	—	—	6,250	—	6,250

Operating profit	53,213	4,060	(2,667)	—	54,606

Net interest income	4,805	408	377	—	5,590

Income before taxes and minority interest	58,018	4,468	(2,290)	—	60,196

Provision for income taxes	22,227	1,394	1,565	—	25,186

Income before minority interest	35,791	3,074	(3,855)	—	35,010

Minority interest	519	—	—	—	519

Net income	$35,272	$3,074	$(3,855)	$—	$34,491

NM – Not Meaningful

Merchant Card Services

         Revenue for the nine months ended September 30, 2002 increased 12% to $322.0 million from $286.3 million in 2001. The acquisition of ABN AMRO Merchant Services, LLC (AAMS) on June 28, 2001 contributed $18.9 million of incremental revenue for the six months ended June 30, 2002. Organic revenue growth, which excludes the impact of acquisitions, was 5% for the nine months ended September 30, 2002.

         Transaction volume processed for the nine months ended September 30, 2002 increased 14% to 2.8 billion from 2.5 billion in 2001. Dollar volume processed for the nine months ended September 30, 2002 increased 12% to $123.9 billion from $110.6 billion in 2001. Organic transaction and dollar volume, which excludes the impact of acquisitions, also increased 12% and 9%, respectively, for the nine months ended September 30, 2002. The volume increases were primarily due to growth in existing national customers, addition of new regional merchants, and continued expansion in new markets.

         Operating expense for the nine months ended September 30, 2002 increased 13% to $237.7 million from $210.2 million in 2001 due to increased processing volume, offset partially by expense reductions achieved in third-party processing contracts.

         General and administrative expense increased 21% to $13.8 million for the nine months ended September 30, 2002 from $11.4 million in 2001 due primarily to changes in estimates for certain non-income related taxes.

         Depreciation and amortization increased 6% to $12.1 million for the nine months ended September 30, 2002 from $11.4 million in 2001 due to additional depreciation from the capitalization of a new web-based accounting and reporting system and the addition of a new data center in Lansing, Michigan. This increase was partially offset by the non-amortization of goodwill. The nine months ended September 30, 2001 included $1.7 million of goodwill amortization expense that did not recur in 2002 due to the adoption of a new accounting standard (see Recent Accounting Pronouncements).

         On June 28, 2001, the Company acquired 70% interest in AAMS. For the nine months ended September 30, 2002, minority interest was $1.9 million compared to $0.5 million for the nine months ended September 30, 2001.

         In May 2002, the Company announced its plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses and dividends from foreign subsidiaries. As of September 30, 2002, the Company had $0.4 million remaining in accrued liabilities for future obligations related to the closure.

Payment Services

         Revenue for the nine months ended September 30, 2002 decreased 31% to $15.1 million from $21.9 million in 2001. Revenue decreased primarily due to decreased paper-based transactions from the Company’s Airlines Reporting Corporation contract and lower earnings on customer balances due to lower average interest rates in 2002. The revenue decrease was partially offset by increased pricing in the Company’s commission settlement product.

         Operating expense for the nine months ended September 30, 2002 decreased 51% to $7.0 million from $14.4 million in 2001 due primarily to decreased paper-based transactions and related staff reductions.

         General and administrative expense decreased 18% to $1.4 million for the nine months ended September 30, 2002 from $1.7 million in 2001 due to the decline in paper-based transactions and related staff reductions.

         Depreciation and amortization decreased 22% to $1.3 million for the nine months ended September 30, 2002 from $1.7 million in 2001 due to consolidation of the Airlines Reporting Corporation contract into a single operating facility. The work previously performed in Juarez, Mexico was relocated to Louisville, Kentucky in the fourth quarter of 2001.

Divested and Discontinued Business Units

         In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the nine months ended September 30, 2001, these business units had revenue of $41.2 million. Operating profit (loss) for the divested and discontinued business units was $(2.7) million for the nine months ended September 30, 2001 and includes a $6.3 million impairment charge taken in the second quarter of 2001.

         During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. This net charge consisted of a second quarter pre-tax charge of $6.3 million ($6.2 million after-tax, or $0.12 per share), which was partially offset by net positive pre-tax adjustment of $2.4 million ($1.5 million after-tax, or $0.03 per diluted share) in the fourth quarter. The second quarter charge was for the estimated loss for the sale of the BPO business. The net fourth quarter gain represented a $3.0 million pre-tax ($1.9 million after-tax, or $0.04 per diluted share) adjustment to the second quarter charge due to changes in estimates for legal and other post-closing matters, partially offset by a $0.6 million pre-tax ($0.4 million after-tax, or $0.01 per diluted share) severance charge related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. As of September 30, 2002, the Company had $0.8 million remaining in accrued liabilities related to the final obligations associated with the BPO divestiture.

Unallocated Corporate Items

         In September 2002, the Company recorded a $3.4 million ($2.0 million after-tax, or $0.04 per diluted share) charge related to a separation agreement with the former CEO.

Net Interest Income

         Net interest income earned on the Company’s cash and cash equivalents for the nine months ended September 30, 2002, was $3.3 million, down 41% from $5.6 million for the nine months ended September 30, 2001 due to lower average interest rates in 2002.

Provision For Income Taxes

         The overall effective tax rate for the nine months ended September 30, 2002 was 37.4% compared to 41.8% for the same period a year ago. The decrease in the effective tax rate was due to a $1.0 million foreign tax credit recorded in 2002, which had not previously been recognized due to uncertainty. The 2001 period also included the additional tax provisions related to the BPO divestiture discussed above.

Forward-Looking Results of Operations

Airlines

         The Company currently processes card transactions for several of the largest airlines in the United States. Airline customers represented approximately 9% of the Company’s consolidated revenue (6% from Merchant Card Services and 3% from Payment Services) for the nine months ended September 30, 2002. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® or MasterCard® under the chargeback rules of those associations (see Note 7 to Consolidated Financial Statements). In the near term, management believes liquidations are unlikely for any of the Company’s airline customers given the Federal financial support for the airline industry. In November 2001, Congress passed the Aviation and Transportation Security Act, which requires airlines to honor tickets for eighteen months (through May 2003) for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation.

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

         Based upon information currently available to the Company and actions management has taken to mitigate these risks, management currently believes a material loss under the chargeback rules is unlikely.

Additional Factors Impacting Forward-Looking Results of Operations

         The Company is currently experiencing increased pricing pressure in competing for new national merchants as well in retaining the existing base of national merchants. This may impact the Company’s future operating profits and margins.

         The Company is dependent on overall consumer spending trends. The Company is currently receiving weakening economic forecasts including projections for weak retail sales during the fourth quarter holiday season. Based on the weak economic forecast and the unanticipated loss of two major national merchants in the third quarter 2002, the Company believes that fourth quarter 2002 revenue and net income will be less than previously anticipated.

Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

         In September 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, are no longer amortized into net income over an estimated life but rather are tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

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

         If SFAS 142 had been adopted effective January 1, 2001, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $0.8 million and $1.9 million for the three and nine months ended September 30, 2001, respectively. For the three months ended September 30, 2001, proforma net income would have been $15.7 million, or $0.30 per diluted share, versus reported net income of $15.0 million, or $0.29 per diluted share. For the nine months ended September 30, 2001, proforma net income would have been $36.2 million, $0.70 per diluted share, versus reported net income of $34.5 million, or $0.66 per diluted share.

         The Company’s amortizable intangible assets as of September 30, 2002 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense for the quarter and nine months ended September 30, 2002 was $1.8 million and $5.1 million, respectively. The estimated annual amortization expense for existing intangible assets for 2002 and each of the next five years is as follows: 2002 — $6.8 million; 2003 — $7.0 million; 2004 - $6.6 million; 2005, 2006 and 2007 — $4.7 million.

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

Accounting for Exit or Disposal Activities

         SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in September 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 become effective for the Company January 1, 2003 and are not anticipated to have a material impact on the Company’s results of operations, financial position, or liquidity.

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

         The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During the nine months ended September 30, 2002, the Company’s capital expenditures totaled $13.6 million. Such expenditures were financed from operating cash flow, which totaled $121.7 million for the nine months ended September 30, 2002. Operating cash flow and capital expenditures during the nine months ended September 30, 2001 totaled $90.5 million and $14.8 million, respectively.

         On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million in cash. (See Acquisitions, Note 4 to Consolidated Financial Statements).

         On September 28, 2001, the Company acquired a 70% ownership interest in AAMS for $48.5 million in cash. (See Acquisitions, Note 4 to Consolidated Financial Statements).

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

Market Risk of Financial Instruments

         The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of September 30, 2002, the Company had $210 million in cash and cash equivalents. For the third quarter of 2002, National City also held an average of approximately $235 million of customer cash balances. The Company retains the incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

         Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, which affects both interest earnings on the Company’s cash and cash equivalents and interest earnings on customer funds maintained by National City. At September 30, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $3 million in annual pre-tax earnings. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $3 million in annual pre-tax earnings.

Item 4. Controls and Procedures

         Within 90 days of this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chairman and Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits

10.21	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997 (filed as Exhibit 10.21).

10.22	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002 (filed as Exhibit 10.22).

10.23	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.23).

10.37	Form of severance agreement between the Registrant and certain Senior Vice Presidents (filed as Exhibit 10.37).

10.38	Form of severance agreement between the Registrant and certain Executive Vice Presidents (filed as Exhibit 10.38).

10.39	Employment Agreement and Undertaking of Confidentiality between the Registrant and David Fountain dated October 27, 1998 (filed as Exhibit 10.39).

         The index of exhibits has been filed as separate pages of the Form 10-Q for the quarterly period ended September 30, 2002 and is available to shareholders on request from the Secretary of the Company at the principal executive offices. Copies of the exhibits may be obtained at a cost of 30 cents per page.

b.	Reports on Form 8-K

         July 17, 2002: On July 17, 2002, the Registrant issued a press release reporting earnings for the quarter and six months ended June 30, 2002.

         August 14, 2002: On August 14, 2002, the Registrant filed a Form 8-K containing the signed certifications with respect to National Processing Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

         October 1, 2002: On September 30, 2002, the Registrant issued a press release announcing that Thomas A. Wimsett, formerly a director, the Chief Executive Officer and President, had resigned from the Company. The Registrant announced that Jon L. Gorney succeeded Paul G. Clark as Chairman of National Processing, Inc. Clark will remain a member of the Registrant’s Board of Directors. Jon L. Gorney also assumed the Chief Executive Officer position previously held by Thomas A. Wimsett.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date:	November 12, 2002	By: /s/ Jon L. Gorney

Jon L. Gorney Chairman and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Jon L. Gorney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Processing, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weakness.

Date:	November 12, 2002	/s/ Jon L. Gorney

Jon L. Gorney Chairman and Chief Executive Officer

CERTIFICATIONS

I, David E. Fountain, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Processing, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weakness.

Date:	November 12, 2002	/s/ David E. Fountain

David E. Fountain Senior Vice President and Chief Financial Officer

NATIONAL PROCESSING, INC.

PART II ITEM 6: EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1 (i)	Amended Articles of Incorporation of the Registrant. (A)

3.1 (ii)	Code of Regulations of the Registrant. (A)

4.1	Specimen Certificate for the Common Stock, without par value, of the Registrant. (B)

4.2	Registration Rights Agreement between the Registrant and National City Corporation, dated July 16, 1996. (B)

10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3	(Intentionally Omitted)

10.4	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)

10.5	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)

10.6	(Intentionally Omitted)

10.7	(Intentionally Omitted)

10.8	Form of Card Services Agreement by and among NPC and its affiliated corporations and certain bank subsidiaries of National City Corporation. (B)

10.9	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)

10.10	The Agreement between Airlines Reporting Corporation and First National Bank of Louisville and NPC for Area Settlement Plan Processing Services, dated October 16, 1986. (B)

10.11	First Amendment to Agreements between Airlines Reporting Corporation and First National Bank of Louisville and NPC, dated December 12, 1991. (A)

10.12	1994 Amendment to Agreements between Airlines Reporting Corporation and NPC, dated December 31, 1994. (A)

10.13	Supplemental Agreement by and between NPC and Airlines Reporting Corporation, dated February 24, 1995. (A)

10.14	Amendment to Agreement between Airlines Reporting Corporation and National City Bank of Kentucky and NPC, for Area Settlement Plan Processing Services, dated August 19, 1995. (A)

1

EXHIBIT NUMBER	DESCRIPTION

10.15	December 1, 1998 Amendment to the ARC and NPC Processing Agreement. (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16	(Intentionally Omitted)

10.17	(Intentionally Omitted)

10.18	(Intentionally Omitted)

10.19	Employment Agreement and Undertaking of Confidentiality between the Registrant and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999) **

10.20	(Intentionally Omitted)

10.21	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Filed as Exhibit 10.21) **

10.22	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Filed as Exhibit 10.22) **

10.23	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002. (Filed as Exhibit 10.23)

10.24	(Intentionally Omitted)

10.25	(Intentionally Omitted)

10.26	(Intentionally Omitted)

10.27	(Intentionally Omitted)

10.28	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) **

10.29	1996 Stock Option Plan and Form of Stock Option Agreement. (B)**

10.30	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B)**

10.31	Amended and Restated NPC Short-Term Incentive Compensation Plan for Senior Executives, effective February 9, 2000. (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999) **

10.32	NPC’s Long-Term Incentive Compensation Plan for Senior Officers, effective January 1, 1998, as amended and restated January 1, 2000. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000) **

10.33	(Intentionally Omitted)

10.34	(Intentionally Omitted)

10.35	(Intentionally Omitted)

10.36	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)

2

EXHIBIT NUMBER	DESCRIPTION

10.37	Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (Filed as Exhibit 10.37)**

10.38	Form of Severance Agreement between the Registrant and certain Executive Vice Presidents. (Filed as Exhibit 10.38)**

10.39	Employment Agreement and Undertaking of Confidentiality between the Registrant and David Fountain dated October 27, 1998. (Filed as Exhibit 10.39)**

10.40	(Intentionally Omitted)

10.41	National Processing, Inc. 2001 Restricted Stock Plan (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001). **

10.42	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.43	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.44	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

3