Form 10-K
period 2002-12-31
NATIONAL PROCESSING INC
filed 2003-02-19
CIK 1016277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ✓   No     .

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $227,737,709. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 28, 2002, as reported on the New York Stock Exchange.

      The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2003 was 52,152,277.

Documents Incorporated by Reference:

      Portions of the Registrant’s Proxy Statement (to be dated approximately March 28, 2003) are incorporated by reference into Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, of Part III.

PART I

Item 1.  Business

  Organization

      National Processing, Inc. and its subsidiaries (the “Company”) are providers of electronic payment processing. The Company, headquartered in Louisville, Kentucky, is an Ohio corporation that is 85% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio. The Company maintains operations, employees, and contracts that are substantially independent of National City’s other operating subsidiaries. The Company and National City are parties to agreements pursuant to which National City and its subsidiaries provide the Company, and the Company provides National City and its subsidiaries, certain administrative support, operations, and processing services. The Company is also a party to a tax-sharing agreement and a registration rights agreement with National City.

  Business

      The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Merchant Card Services provides services to merchant locations primarily in the United States and represented 96% of the Company’s revenue in 2002.

      Payment Services was formerly a component of the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) unit, which was also formerly a component of the Company’s Corporate Outsourcing Solutions segment. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. Payment Services represented 4% of the Company’s revenue in 2002.

      During 2001, the Company divested its BPO business and exited its Denver collections business, which collectively represented 9% of the Company’s revenue in 2001.

      See Segment Reporting, Note 15 to the Consolidated Financial Statements, for additional financial disclosures of the Company’s operating segments and foreign operations.

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

      NPC provides services to a wide array of customers in virtually every industry, including retailers, supermarkets, quick service and full service restaurants, petroleum and convenience stores, hospitality, and e-commerce. NPC is the second largest provider of merchant card processing services in the United States. In 2002, NPC processed 3.9 billion transactions, including approximately one out of every five Visa® and MasterCard ® transactions in the United States.

      The merchant card processing market can generally be divided into two markets: 1) national merchants and 2) regional merchants, including small single-location merchants. Since 1997, NPC has deployed a dual strategy focused on growing both markets. On December 31, 1999, the Company increased its market share of regional merchants by acquiring a merchant contract portfolio from Heartland Payment Systems LLC. The Company further expanded its market share of regional merchants by acquiring the merchant services business units from several National City banking subsidiaries on January 31, 2001 and a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) on June 28, 2001. In 2002, approximately 60% of merchant card processing revenue was from regional merchants.

      Merchant Card Services revenue was $434.9 million, which represented 96% of the Company’s revenue in 2002. Total transaction volume increased by 11% to 3.9 billion in 2002. Total dollar settlement volume increased by 9% to $169 billion in 2002.

      Merchant Card Services uses various sales and marketing channels for both its national and regional customers. The Company employs approximately 250 commission only sales representatives who focus on direct marketing channels. In addition, the Company sells its services through approximately 700 third-party relationships such as independent sales offices and community banks who, in most cases, represent National Processing exclusively.

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

      According to published industry sources, the ten largest card processors handle approximately 90% of the transaction and dollar volume in the United States. The remaining market is highly fragmented among smaller merchant service providers. As a result, the transaction processing industry will likely continue to undergo consolidation.

  Payment Services

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the BPO unit. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services revenue was $20.4 million, which represented 4% of the Company’s revenue in 2002. Payment Services settled $67 billion of payments in 2002.

      In the travel industry, Payment Services provides financial settlement and reporting to airlines, hotels, travel agents, cruise lines, and car rental companies. Through an exclusive long-term “cost-plus” contract with the Airlines Reporting Corporation (“ARC”), Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. In addition, NPC provides an industry-wide global payment system for consolidating and processing business-to-business commission payments for virtually all United States based car rental companies as well as for the hotel and cruise line industries. During 2001, these services were performed in both the Company’s Mexican and United States locations. In 2002, these services were performed in the Company’s United States locations.

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

  Divested and Discontinued Business Units

      In 2001, the Company divested its BPO business and exited its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. Revenue from these divested businesses was $41.2 million, which represented 9% of the Company’s revenue in 2001. The sale of the BPO business unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001, for $43.0 million in cash ($41.3 million after transaction-related expenses). The Company recorded charges of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. These charges consisted of a loss of $3.3 million ($4.2 million after-tax, or $0.08 per diluted share) on the sale of the business and a $0.6 million charge ($0.4 million after-tax, or $0.01 per diluted share) for severance costs related to fourth quarter organizational restructuring actions taken to reduce support costs associated with the BPO unit.

      In 2000, the Company recorded charges of $8.6 million ($5.6 million after-tax, or $0.11 per diluted share) related to divested and discontinued business units. These charges consisted of $7.1 million ($4.6 million after-tax, or $0.09 per diluted share) to write-off goodwill and fixed assets for the Denver collections business and $1.5 million ($1.0 million after-tax, or $0.02 per diluted share) for site consolidation initiatives in the BPO unit.

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

      On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a statute that addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The New York Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

      Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the board of directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

      On November 14, 2002, the Board of Directors of National Processing approved a series of actions to strengthen and improve its already strong corporate governance practices. Included in those actions was the adoption of a new Code of Ethics, a Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and new charters for the Audit and Compensation Committees. More information on National Processing’s Corporate Governance is available on the National Processing web site at: www.npc.net.

      The Company is also subject to various other federal, state, local, and foreign laws, orders and regulations applicable to the Company’s operations in the jurisdictions where it conducts business. Where applicable, regulators and other persons are authorized to seek remedies against entities such as the Company for violations of such laws.

Sponsorship Agreement

      The Company and NCBK are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as NCBK’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard ® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard ® associations. NCBK is a member of such associations and acts as the Company’s primary sponsor.

      The Company retains full responsibility for performance of Merchant Card Services, except for certain obligations or responsibilities of NCBK pursuant to the Sponsorship Agreement. The Sponsorship Agreement provides that the Company will comply with (1) all Visa® and MasterCard ® bylaws, manuals and operating regulations and other written materials as they from time to time are amended which bind or apply to NCBK as a member of Visa® and MasterCard ® with respect to Merchant Card Services or to the Company as a third party processor, (2) all agreements between merchants and NCBK with respect to Merchant Card Services, and (3) all applicable federal or state laws and regulations. Under the Sponsorship Agreement, the Company will receive all fees, discounts and other amounts payable by merchants for Merchant Card Services and will bear the expenses of maintaining facilities necessary to provide such services. Certain indemnification provisions are also contained in the Sponsorship Agreement, under which the Company will indemnify NCBK against losses, claims or other amounts in accordance with the terms of the Sponsorship Agreement. See Note 13 to the Consolidated Financial Statements.

Visa® Guarantee

      On August 6, 2002, the Company provided a financial guarantee relating to NCBK’s membership obligations with Visa®. The agreement guarantees the payment of NCBK’s membership obligations pursuant to the Visa® Certificate of Incorporation and Amendments, Bylaws, rules, policies and operating rules should NCBK default or fail to meet its obligations of membership including NCBK’s obligations to pay any Visa®

member attendant to NCBK’s membership in Visa®, and Visa’s expenses incurred in payment of such obligations on NCBK’s behalf or otherwise because of NCBK’s failure to meet such obligations. The amount guaranteed exceeds the amount of the Company’s equity, however, the Company believes its exposure to material loss under the guarantee is unlikely. National Processing processes all transactions received from Visa® by NCBK under the exclusive terms of the Sponsorship Agreement.

Employees

      As of December 31, 2002, the Company had approximately 1,800 full-time and part-time employees.

Seasonality

      The Company experiences seasonality in certain businesses and typically realizes higher revenue in the third and fourth quarters and lower revenue in the first quarter, reflecting increased transaction volume in the summer and holiday months. Accounts receivable is generally highest in the fourth quarter, as December is typically the highest volume month due to holiday sales.

Web Site Access to United States Securities and Exchange Commission Filings

      All reports filed electronically by National Processing, Inc. with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Company’s web site at www.npc.net. These filings are also available on the SEC’s web site at www.sec.gov.

Item 2.  Properties

      The Company leases its main processing facility in Louisville, Kentucky, consisting of approximately 224,000 square feet, from National City Bank of Kentucky. See Transactions with Affiliates, Note 7 to the Consolidated Financial Statements. The Company’s lease for the Louisville processing facility expires on February 28, 2019. The Company’s other U.S. facilities have varying lease expiration terms and range in size from 5,000 square feet to 16,000 square feet. The Company also has 29 marketing and sales offices, which have varying lease expiration terms and range in size from 100 square feet to 2,300 square feet and are located throughout the United States. The Company owns one idle processing facility in Juarez, Mexico, consisting of 50,000 square feet, which is currently held for sale. All properties leased and owned by the Company are in good repair and suitable condition for the purposes for which they are used. The Company periodically reviews its overall facility needs in order to add or delete capacity.

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

      The Company’s common stock is traded on the New York Stock Exchange under the symbol NAP. The quarterly high and low trade price and the final day’s closing price of the Company’s common stock for each of the quarterly periods in 2002 and 2001 were as follows:

	High	Low	Close

Year Ended December 31, 2002
First Quarter	$32.680	$22.780	$28.580
Second Quarter	30.280	24.800	25.800
Third Quarter	27.500	16.950	16.990
Fourth Quarter	16.600	11.500	16.050
Year Ended December 31, 2001
First Quarter	$19.510	$15.625	$18.590
Second Quarter	28.310	17.350	28.000
Third Quarter	35.750	20.810	28.000
Fourth Quarter	34.330	24.500	32.500

      The number of holders of record of the Company’s common stock as of January 31, 2003 was 97. The Company believes it has significantly more than 97 beneficial holders of its common stock.

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

      The name and address of the Company’s common stock transfer agent and registrar is National City Bank, Corporate Trust Operations, P.O. Box 92301, Locator 5352, Cleveland, Ohio, 44193-0900, (800.622.6757).

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in millions, except per share data)
Income Statement Data: (1)
Revenue	$455.4	$473.3	$427.3	$431.0	$483.2
Net Income (Loss) (2)(3)	51.1	52.7	43.4	(37.4)	15.3
Basic Net Income (Loss) Per Share	0.98	1.03	0.85	(0.74)	0.30
Diluted Net Income (Loss) Per Share	0.97	1.01	0.85	(0.74)	0.30
Average Shares Outstanding — Basic	52.0	51.4	50.8	50.7	50.6
Average Shares Outstanding — Diluted	52.5	52.0	51.0	50.7	50.7

Balance Sheet Data: (1)
Working Capital	$257.1	$199.7	$184.2	$124.4	$72.4
Goodwill	91.2	91.2	79.4	88.4	171.5
Total Assets	550.5	478.3	435.4	402.3	419.4
Long-Term Obligations	1.7	1.9	3.2	6.0	8.7
Total Liabilities	94.1	78.3	73.9	85.9	66.7
Shareholders’ Equity	456.4	400.0	361.6	316.4	352.7

(1)	This financial data includes the impact of the following acquisitions during the periods presented: on January 15, 1998, the Company acquired JBH Travel Audit Inc., a commission audit and collections company; on December 31, 1999, the Company acquired a regional merchant processing portfolio from Heartland Payment Systems LLC; on June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC. Each of these transactions were accounted for as purchases; accordingly, the results of operations are included in the consolidated statements of operations from the respective acquisition dates. On January 8, 2001, the Company purchased the merchant services business units from several of National City’s banking subsidiaries. This acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost bases of National City. The results of operations of the National City Merchant Services business units have been included in the consolidated financial statements since the date of acquisition.

Effective April 1, 1999, the Company sold its Freight and Payables business lines. Effective June 1, 1999, the Company sold its Check Acceptance and Remittance business lines. Effective August 29, 2000, the Company sold its Springfield remittance operation. Effective March 30, 2001, the Company discontinued its Denver collections business. Effective August 29, 2001, the Company sold its Business Process Outsourcing business.

(2)	Included in net income (loss) are certain unusual items summarized as follows: for 2002, $1.7 million ($2.4 million after-tax) of site consolidation expenses and $3.2 million ($1.9 million after-tax) related to a separation agreement with the former CEO; for 2001, $3.9 million ($4.6 million after-tax) of restructuring and divestiture expenses; for 2000, $8.6 million ($5.6 million after-tax) of impairment and site consolidation expenses; for 1999, $71.7 million (also $71.7 million after-tax) of impairment, restructuring, and related expenses; for 1998, $1.4 million ($0.8 million after-tax) of net gains related to contract terminations.

(3)	The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, on January 1, 2002. If SFAS 142 had been adopted effective January 1, 1998, proforma net income (loss) would have been $55.0, $45.5, $(34.7) and $19.8 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

General

      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have greater reliance on the use of estimates, assumptions, and judgments and as such have greater possibility of producing results that could be materially different than originally reported.

Income Taxes

      The Company is included in the consolidated federal income tax return of National City. National City allocates income taxes to the Company as if it were a stand-alone tax paying entity. Deferred tax assets and liabilities are recognized as certain items are required to be treated differently for financial statement purposes versus how they are treated for tax purposes.

      Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of December 31, 2002, the Company had net deferred tax assets of $14.3 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it is likely that a taxing authority may take a sustainable position on a matter contrary to the Company’s position.

Long-Lived Assets

      Long-lived assets, consisting primarily of property and equipment, goodwill and other intangible assets, comprise a significant portion of the Company’s total assets.

      Property and equipment, net of accumulated depreciation, totaled $53.7 million as of December 31, 2002, which represented 10% of total assets. Useful lives of property and equipment (which includes internal use software) are estimated in order to determine the amount of depreciation expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in value of the assets. See Note 3 to the Consolidated Financial Statements. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

      Internal-use software is a component of property and equipment. The Company capitalizes certain costs incurred to develop or obtain internal-use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes costs once the preliminary project stage has been completed, management has approved funding for the project, and it is probable that the project will be completed and that the software will be used for its intended use. Capitalized software development and purchased software are recorded at cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from three to ten years. Software development costs may become impaired due to technological obsolescence of the project or where development efforts are abandoned due to changes in business plans. For purposes of depreciation and impairment, capitalized costs are treated in the same manner as other property and equipment.

      Goodwill and other intangible assets, net of accumulated amortization, totaled $133.2 million as of December 31, 2002, which represented 24% of total assets. The Company analyzes goodwill and other intangible assets for impairment issues on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company must make estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets. See Note 3 to the Consolidated Financial Statements.

Chargebacks and Other Contingencies

      The Company records reserves for chargebacks and other contingent liabilities when such amounts are deemed to be probable and estimable in accordance with SFAS 5, Accounting for Contingencies. The required reserves may change in the future due to new developments including but not limited to changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required. See Note 13 to the Consolidated Financial Statements.

Components of Revenue and Expenses

Revenue

      Approximately 95% of Merchant Card Services revenue is derived from processing contracts with merchants for authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period that the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. For the years ended December 31, 2002, 2001 and 2000, interchange and debit network fees were $2.4 billion, $2.2 billion, and $1.8 billion, respectively. The increase in interchange and debit network fees is attributed to increased processing volumes. The remainder of Merchant Card Services revenue is derived from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

      Approximately 50% of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis. The remainder of Payment Services revenue is derived from other non-card based electronic settlement products. Revenue is recorded in the period services are provided.

      A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contractual terms. For the years ended December 31, 2002, 2001 and 2000, earnings on customer balances were $4.3 million, $8.3 million and $8.4 million, respectively.

Expenses

      Bankcard assessments are liabilities to Visa® and MasterCard ® that originate from the Company’s agreements with these agencies. The Company recovers these assessment charges through various contractual arrangements with its customers. Bankcard assessment expense is the largest component of operating expense and, for the years ended December 31, 2002, 2001 and 2000, was $134.9 million, $126.1 million and $103.2 million, respectively. The increase in assessment expense is attributed to increased processing volumes. Operating expense also includes costs of providing services to customers including wages and personnel costs, authorization fees, commissions paid to independent sales organizations, and data processing costs.

      General and administrative expense includes corporate management and administrative expense as well as fees for certain administrative services, such as internal audit and legal services from National City and its affiliates.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Merchant	% Change		% Change	Divested and	Unallocated
	Card	Over Prior	Payment	Over Prior	Discontinued	Corporate
2002	Services	Year	Services	Year	Businesses	Items	Total

	(Dollars in thousands)
Revenue	$434,943	8	$20,433	(32)	$—	$—	$455,376
Operating expenses	320,708	9	9,810	(51)	—	—	330,518
General and administrative expenses	18,265	17	1,700	(25)	—	3,177	23,142
Depreciation and amortization	16,739	6	1,803	(20)	—	—	18,542
Impairment, restructuring and related expenses	1,650	NM	—	—	—	—	1,650

Operating profit (loss)	77,581	1	7,120	24	—	(3,177)	81,524
Net interest income	4,022	(33)	388	(22)	—	—	4,410

Income (loss) before taxes and minority interest	81,603	(2)	7,508	20	—	(3,177)	85,934
Provision for (benefit from) income taxes	30,889	(1)	2,778	36	—	(1,271)	32,396

Income (loss) before minority interest	50,714	(2)	4,730	12	—	(1,906)	53,538
Minority interest	2,461	198	—		—	—	2,461

Net income (loss)	$48,253	(5)	$4,730	12	$—	$(1,906)	$51,077

	Merchant		Divested and	Unallocated
	Card	Payment	Discontinued	Corporate
2001	Services	Services	Businesses	Items	Total

	(Dollars in thousands)
Revenue	$401,972	$30,113	$41,165	$—	$473,250
Operating expenses	293,731	19,844	30,244	—	343,819
General and administrative expenses	15,552	2,266	5,001	—	22,819
Depreciation and amortization	15,766	2,243	2,337	—	20,346
Impairment, restructuring and related expenses	—	—	3,870	—	3,870

Operating profit (loss)	76,923	5,760	(287)	—	82,396
Net interest income	5,994	495	377	—	6,866

Income before taxes and minority interest	82,917	6,255	90	—	89,262
Provision for income taxes	31,307	2,045	2,423	—	35,775

Income (loss) before minority interest	51,610	4,210	(2,333)	—	53,487
Minority interest	827	—	—	—	827

Net income (loss)	$50,783	$4,210	$(2,333)	$—	$52,660

NM — Not Meaningful

Merchant Card Services

      Revenue for 2002 increased 8% to $434.9 million from $402.0 million in 2001. The acquisition of ABN AMRO Merchant Services, LLC (AAMS) on June 28, 2001 contributed $18.9 million of incremental revenue for the six months ended June 30, 2002. Organic revenue growth, which excludes the impact of acquisitions, was 2% in 2002.

      Transaction volume processed increased by 11% to 3.9 billion in 2002 from 3.5 billion in 2001. Dollar volume processed increased 9% to $169 billion in 2002 from $156 billion in 2001. Organic transaction and dollar volume processed, which excludes the impact of acquisitions, increased by 10% and 6%, respectively, in

2002 over 2001. The volume increases were primarily due to growth in existing national customers, addition of new regional merchants, and continued expansion in new markets.

      Operating expenses for the year ended December 31, 2002 increased 9% to $320.7 million from $293.7 million in 2001 due to increased processing volume, offset partially by expense reductions achieved in third-party processing contracts.

      General and administrative expenses increased 17% to $18.3 million for the year ended December 31, 2002 from $15.6 million in 2001 due primarily to changes in estimates for certain non-income related taxes.

      Depreciation and amortization increased 6% to $16.7 million for the year ended December 31, 2002 from $15.8 million in 2001 due to additional depreciation from the capitalization of a new web-based accounting reporting system and the addition of a new data center in Lansing, Michigan. This increase was partially offset by the non-amortization of goodwill. The year ended December 31, 2001 included $2.7 million of goodwill amortization expense that did not recur in 2002 due to the adoption of the new accounting standard. See Recent Accounting Pronouncements.

      In May 2002, the Company announced its plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses and dividends from foreign subsidiaries. As of December 31, 2002, the Company had $0.5 million remaining in accrued liabilities for future obligations related to the closure.

      Operating margins as a percentage of revenue decreased to 18% in 2002 from 19% in 2001 due to the above items.

      On June 28, 2001, the Company acquired a 70% interest in AAMS. For the year ended December 31, 2002, minority interest was $2.5 million compared to $0.8 million for 2001.

     Payment Services

      Revenue for 2002 decreased 32% to $20.4 million from $30.1 million in 2001. Revenue decreased primarily due to decreased paper-based transactions from the Company’s Airlines Reporting Corporation contract and lower earnings on customer balances due to lower average interest rates in 2002. The revenue decrease was partially offset by increased pricing in the Company’s commission settlement product.

      Operating expenses for the year ended December 31, 2002 decreased 51% to $9.8 million from $19.8 million in 2001 due primarily to decreased paper-based transactions and related staff reductions.

      General and administrative expenses decreased 25% to $1.7 million for 2002 from $2.3 million in 2001 due to the decline in paper-based transactions and related staff reductions.

      Depreciation and amortization decreased 20% to $1.8 million for 2002 from $2.2 million in 2001 due to the consolidation of the Airlines Reporting Corporation contract into a single operating facility. The work previously performed in Juarez, Mexico was relocated to Louisville in the fourth quarter of 2001.

      Operating margins as a percentage of revenue increased to 35% in 2002 from 19% in 2001 due to the above items.

     Divested and Discontinued Business Units

      In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the year ended December 31, 2001, these business units had revenue of $41.2 million. Operating profit (loss) for the divested and discontinued business units, which includes a $3.9 million loss on the sale of the BPO unit in 2001, was $(0.3) million for the year ended December 31, 2001.

      During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. As of December 31, 2002, the Company had $0.8 million remaining in accrued liabilities related to final obligations associated with the BPO divestiture.

     Unallocated Corporate Items

      In 2002, the Company recorded $3.2 million ($1.9 million after-tax, or $0.04 per diluted share) of net expenses related to a separation agreement with the former CEO.

     Net Interest Income

      Net interest income earned on the Company’s cash and cash equivalents for 2002 was $4.4 million, down 36% from $6.9 million in 2001 due to lower average interest rates in 2002.

Provision for Income Taxes

      The overall effective tax rate was 37.7% in 2002 compared to 40.1% in 2001. The decrease in the effective tax rate was due to a $1.0 million foreign tax credit recorded in 2002, which had not previously been recognized due to uncertainty. The 2001 period also included the additional tax provisions related to the BPO divestiture discussed above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

	Merchant	% Change		% Change	Divested and
	Card	Over Prior	Payment	Over Prior	Discontinued
2001	Services	Year	Services	Year	Businesses	Total

	(Dollars in thousands)
Revenue	$401,972	26	$30,113	(18)	$41,165	$473,250
Operating expenses	293,731	25	19,844	(8)	30,244	343,819
General and administrative expenses	15,552	9	2,266	(34)	5,001	22,819
Depreciation and amortization	15,766	15	2,243	(13)	2,337	20,346
Impairment, restructuring and related expenses	—	—	—	—	3,870	3,870

Operating profit (loss)	76,923	41	5,760	(35)	(287)	82,396
Net interest income	5,994	(5)	495	(52)	377	6,866

Income before taxes and minority interest	82,917	37	6,255	(37)	90	89,262
Provision for income taxes	31,307	34	2,045	(39)	2,423	35,775

Income (loss) before minority interest	51,610	38	4,210	(35)	(2,333)	53,487
Minority interest	827	NM	—	—	—	827

Net income (loss)	$50,783	36	$4,210	(35)	$(2,333)	$52,660

	Merchant		Divested and
	Card	Payment	Discontinued
2000	Services	Services	Businesses	Total

Revenue	$317,853	$36,537	$72,871	$427,261
Operating expenses	235,499	21,686	51,165	308,350
General and administrative expenses	14,281	3,455	8,929	26,665
Depreciation and amortization	13,705	2,564	5,234	21,503
Impairment, restructuring and related expenses	—	—	8,572	8,572

Operating profit (loss)	54,368	8,832	(1,029)	62,171
Net interest income	6,329	1,029	924	8,282

Income (loss) before taxes and minority interest	60,697	9,861	(105)	70,453
Provision for income taxes	23,339	3,360	367	27,066

Income (loss) before minority interest	37,358	6,501	(472)	43,387
Minority interest	—	—	—	—

Net income (loss)	$37,358	$6,501	$(472)	$43,387

NM — Not Meaningful

Merchant Card Services

      Revenue for 2001 increased 26% to $402.0 million from $317.9 million in 2000. The Company acquired National City’s merchant business units on January 8, 2001 and a 70% interest in ABN AMRO Merchant Services, LLC on June 28, 2001, which contributed $15.5 million and $17.7 million, respectively, of incremental revenue in 2001. Organic revenue growth, which excludes the impact of acquisitions, was 16% in 2001.

      Transaction volume processed increased by 24% to 3.5 billion in 2001 from 2.8 billion in 2000. Dollar volume processed increased 23% to $156 billion in 2001 from $127 billion in 2000. Organic transaction and dollar volume processed, which excludes the impact of acquisitions, increased by 23% and 20%, respectively, in 2001. The addition of new national customers, strong execution in regional sales channels, and continued expansion in new markets led to the increase in organic transaction and dollar volume.

      Operating expenses increased 25% to $293.7 million in 2001 from $235.5 million in 2000 primarily due to increased transaction volumes.

      General and administrative expenses increased 9% to $15.6 million in 2001 from $14.3 million in 2000 due to increased transaction volume in 2001.

      Depreciation and amortization expense increased 15% to $15.8 million in 2001 from $13.7 million in 2002 due to the additional amortization related to the acquisition of a 70% interest in AAMS on June 28, 2001.

      Operating margins as a percentage of revenue increased to 19% in 2001 from 17% in 2000 due to the above items.

     Payment Services

      Revenue for 2001 decreased 18% to $30.1 million from $36.5 million in 2000. Revenue declined primarily due to decreased paper-based transactions from the Company’s Airlines Reporting Corporation contract.

      Operating expenses decreased 8% to $19.8 million in 2001 from $21.7 million in 2000 primarily due to decreased paper-based transactions and related staff reductions.

      General and administrative expenses decreased 34% to $2.3 million in 2001 from $3.5 million in 2000 due to decreased paper-based transactions and related staff reductions.

      Depreciation and amortization decreased 13% to $2.2 million in 2001 from $2.6 million in 2000 due to site consolidation initiatives.

      Operating margins as a percentage of revenue decreased to 19% in 2001 from 24% in 2000 due to the above items.

     Divested and Discontinued Business Units

      In 2001, the Company divested its Business Process Outsourcing (“BPO”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the year ended December 31, 2001, these business units had revenue of $41.2 million. Operating profit (loss) for the divested and discontinued business units, which includes a $3.9 million loss on the sale of the BPO unit in 2001, was $(0.3) million for the year ended December 31, 2001.

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

     Provision for Income Taxes

      The overall effective tax rate was 40.1% in 2001 compared to 38.4% in 2000. The increase in the effective tax rate was due to additional provisions related to the sale of the BPO unit due to repatriation of previously untaxed earnings for U.S. tax purposes. The increase in the effective tax rate was partially offset by differences in state income tax rates between legal entities with the Company due to acquisition and divestiture activity and a $0.3 million reduction in the valuation allowance for state net operating loss carry forwards.

Forward-Looking Results of Operations

Airlines

      The Company currently processes card transactions for several of the largest airlines in the United States. Airline customers represented approximately 8% of the Company’s consolidated revenue (5% from Merchant Card Services and 3% from Payment Services) for the year ended December 31, 2002. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® or MasterCard ® under the chargeback rules of those associations. See Note 13 to the Consolidated Financial Statements. At December 31, 2002, the dollar value of tickets purchased, but as yet unflown, was approximately $1.0 billion. Based upon available information, this is management’s best estimate of maximum potential chargebacks related to its airline customers. As of December 31, 2002, NCBK held $139.5 million in merchant deposits and withheld settlement funds for certain airline merchants. The merchant deposits collateralize only individual airline merchants and some airline merchants have no deposits. Of the total merchant deposits, $125.0 million was related to a single airline merchant. In the near term, management believes liquidations are unlikely for any of the Company’s airline customers.

      US Airways Group, Inc. and United Air Lines, Inc., both of which are merchant processing customers of the Company, have filed for bankruptcy court protection under Chapter 11. Based upon information currently available to the Company and actions management has taken to mitigate risks, management currently believes a material loss under the chargeback rules is unlikely.

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

Additional Factors

      The Company’s revenues are directly affected by overall consumer spending trends. The Company is also currently experiencing increased pricing pressure in competing for new national merchants as well as in the renewal of existing national merchant contracts. These factors may affect the Company’s future operating profits and margins.

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

      The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. As part of adopting the provisions of SFAS 142, a transitional impairment test was applied to all goodwill during the quarter ended March 31, 2002. No impairment was required to be recorded as a result of this test. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. There have not been any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new standard.

      If the non-amortization provisions of SFAS 142 had been adopted effective January 1, 2000, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $2.7 million and $2.3 million for years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, proforma net income would have been $55.0 million, or $1.06 per diluted share, versus reported net income of $52.7 million, or $1.01 per diluted share. For the year ended December 31, 2000, proforma net income would have been $45.5 million or $0.89 per diluted share, versus reported net income of $43.4 million, or $0.85 per diluted share.

      The Company’s amortizable intangible assets as of December 31, 2002 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense for years ended December 31, 2002, 2001 and 2000 were $6.9 million, $5.6 million and $7.3 million, respectively. The estimated annual amortization expense for existing intangible assets for each of the next five years is as follows: 2003 — $7.1 million; 2004 — $6.7 million; 2005, 2006 and 2007 — $4.8 million.

      In general, application of the new provisions may result in more income statement volatility due to the potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

Accounting for Long-Lived Assets

      SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued

operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company on January 1, 2002 and did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Exit or Disposal Activities

      SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in September 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 become effective for the Company on January 1, 2003 and are not anticipated to have a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so selects.

      Effective January 1, 2003, the Company plans to adopt the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB Opinion 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005.

      As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes. The Company uses the Black-Scholes model to estimate option values. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate.

Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability (with a corresponding reduction in revenue) for the fair value of the obligation assumed under certain guarantees.

      The Company’s contingent obligation to honor chargebacks (see Note 13 to the Consolidated Financial Statements) under merchant contracts is considered a performance guarantee under FIN 45. Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement. Performance guarantees are subject to both the recognition and disclosure requirements of FIN 45.

      The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. The required disclosures are included in Note 13 to the Consolidated Financial Statements.

      The recognition requirements of FIN 45 will require the Company to establish a liability at the inception of a guarantee based on an estimate of the guarantee’s fair value. The recognition requirements are to be applied prospectively to new guarantees issued or modified after December 31, 2002. The Company has not yet finalized the impact of adopting the recognition requirements of FIN 45, however the Company does not believe that FIN 45 will have a material impact on the Company’s results of operations, financial position or liquidity.

Liquidity and Capital Resources

      The Company’s primary uses of capital resources include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During 2002, the Company’s capital expenditures totaled $16.3 million. Such expenditures were financed from operating cash flow, which for 2002 totaled $101.6 million. Capital expenditures and operating cash flow for 2001 were $20.1 million and $49.9 million, respectively. Operating cash flow increased in 2002 due to lower year end accounts receivable balances and the timing of tax payments. Operating cash flow for 2001 was negatively impacted by higher year end accounts receivable balances. The Company expects capital expenditures for 2003 to be comparable to 2002, which will be principally used to enhance merchant card processing capabilities.

      On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million in cash. See Note 4 to the Consolidated Financial Statements.

      On June 28, 2001, the Company acquired a 70% ownership interest in AAMS for $48.5 million in cash. See Note 4 to the Consolidated Financial Statements.

      On August 29, 2001, the Company completed the sale of the BPO unit to Affiliated Computer Services, Inc. for $43.0 million cash ($41.3 million after transaction-related expenses). See Note 5 to the Consolidated Financial Statements.

      On July 3, 2002, the Company acquired processing contracts from a key strategic partner for $2.7 million cash. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period plus an additional one-time payment of up to $1.0 million. See Note 4 to the Consolidated Financial Statements.

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

Forward-Looking Statements and Risk Factors

      Item 1 (the sections entitled Industry Overview, Merchant Card Services, Payment Services, Regulation, and Visa® Guarantee), Item 2 (entitled Properties), Item 3 (entitled Legal Proceedings), Item 5 (entitled Market for the Registrant’s Common Equity and Related Shareholder Matters), Item 7 (entitled Critical Accounting Policies, Liquidity and Capital Resources, Forward-Looking Results of Operations, and Recent Accounting Pronouncements), and Item 7A (entitled Quantitative and Qualitative Disclosure About Market Risk), contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Risks and uncertainties that could cause actual results to differ materially include, but are not limited to the following: the Company’s ability to execute its business plans; changes in general economic conditions in the United States and other relevant economies; changes in consumer spending habits; changes in the growth rate of the card processing industry from recent years; ability to execute the Company’s acquisition strategy; successful integration of acquisitions; consolidation in the banking, card processing or electronic payment settlement industries; consolidation of major customers or industries serviced; significant industry competition; renewal of major customer relationships; changes in interest rates; governmental and economic stability in foreign countries in which the Company operates; unanticipated litigation or material changes in existing litigation, chargebacks, customer bankruptcy, claims and assessments; organizational changes or loss of key management members; reliance on third party processing relationships; changes in banking regulations; changes in credit card association rules, regulations or operations; changes in other laws or regulations that impact the Company’s business; changes in accounting policies and procedures as may be required due to new accounting pronouncements of the Financial

Accounting Standards Board or other regulatory agencies; technological changes; timely and successful implementation of future processing systems projects; financial or other business impacts due to systems infiltrations; and successful business continuity plans.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Derivative Instruments

      The Company does not use derivative instruments.

Market Risk of Financial Instruments

      The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of December 31, 2002, the Company had $186 million in cash and cash equivalents. For the year ended December 31, 2002, NCBK also held an average of approximately $244 million of customer cash balances. The Company retains incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

      Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are affected by changes in interest rates, with respect to interest on the Company’s cash and cash equivalents as well as on customer funds maintained by NCBK. At December 31, 2002, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $3 million in annual pre-tax income. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $3 million in annual pre-tax income.

Item 8.     Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements at Item 15.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The Executive Officers of the Company as of January 31, 2003 were as follows:

Name	Age	Position

Jon L. Gorney	52	Chairman and Chief Executive Officer
Mark D. Pyke	42	Executive Vice President — Chief Operating Officer
Norman M. Martin	59	Executive Vice President — Merchant Card Services
Robert C. Robins	61	Executive Vice President — Business Development
David E. Fountain	42	Senior Vice President — Chief Financial Officer
Kelly L. Lanham	33	Vice President — Chief Accounting Officer

      An executive officer will serve until his successor is chosen and qualified. There is no family relationship between any of the executive officers.

      Mr. Gorney was appointed Chairman and Chief Executive Officer in September 2002. Mr. Gorney has served as an Executive Vice President of National City Corporation from 1998 to the present, with responsibility for National City’s overall technology and operations functions.

      Mr. Pyke was appointed Chief Operating Officer in October 2001. Mr. Pyke previously served as Executive Vice President — Merchant Card Services from October 1999 to October 2001 and was a Senior Vice President of the Merchant Card Services division from 1998 to 1999.

      Mr. Martin was appointed as Executive Vice President — Merchant Card Services in January 2000. Mr. Martin previously served as President of Client Merchant Services for First Data Corporation in 1998.

      Mr. Robins was appointed Executive Vice President — Business Development in November 2000. Mr. Robins was employed by Visa U.S.A. from 1998 to 2000 serving as Executive Vice President of Market Development and Acceptance.

      Mr. Fountain was appointed Chief Financial Officer in October 1999. Mr. Fountain was appointed interim Chief Financial Officer in July 1999 and served as Senior Vice President — Chief Accounting Officer from 1998 to 1999.

      Mr. Lanham was appointed Chief Accounting Officer in May 2000. Mr. Lanham joined the Company in November 1999 as Vice President — Corporate Controller. From 1998 to 1999, Mr. Lanham was employed by Arthur Andersen, serving as a manager in the firm’s Audit and Business Advisory division.

      The other information required by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2003.

Item 11.	Executive Compensation

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2003.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 28, 2003.

Item 14.	Controls and Procedures

      The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Within 90 days of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (CEO), and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date for ensuring that information required to be disclosed in this annual report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

2.     Financial Statement Schedules

      Omitted due to inapplicability or because required information is shown in the Company’s consolidated financial statements or notes thereto.

3.     Exhibits

      The exhibits filed as part of the 2002 Form 10-K are accessible at no cost on the Company’s web site at www.npc.net or through the United States Securities and Exchange Commission’s web site at www.sec.gov. Copies of the exhibits may be requested at a cost of $.30 per page from National Processing’s investor relations department.

Exhibit
Number		Description

3.1	(i)	Amended Articles of Incorporation of the Registrant. (A)
3.1	(ii)	Code of Regulations of the Registrant. (A)
4.1		Specimen Certification for the Common Stock, without par value, of the Registrant. (B)
4.2		Registration Rights Agreement between the Registrant and National City Corporation, dated July 16, 1996. (B)
10.1		Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)
10.2		Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)
10.3		(Intentionally Omitted)
10.4		Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)
10.5		Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)
10.6		(Intentionally Omitted)
10.7		(Intentionally Omitted)
10.8		(Intentionally Omitted)
10.9		Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)
10.10		(Intentionally Omitted)
10.11		(Intentionally Omitted)
10.12		(Intentionally Omitted)
10.13		(Intentionally Omitted)
10.14		(Intentionally Omitted)

Exhibit
Number	Description

10.15	(Intentionally Omitted)
10.16	(Intentionally Omitted)
10.17	(Intentionally Omitted)
10.18	(Intentionally Omitted)
10.19	Employment Agreement and Undertaking of Confidentiality between the Registrant and Mark Pyke dated March 4, 1996. (Filed as Exhibit 10.19)**
10.20	(Intentionally Omitted)
10.21	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**
10.22	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**
10.23	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002. (Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.24	(Intentionally Omitted)
10.25	(Intentionally Omitted)
10.26	(Intentionally Omitted)
10.27	(Intentionally Omitted)
10.28	National Processing, Inc. 2000 Stock Option Plan. (Filed as Exhibit 10.28)**
10.29	National Processing Company 1996 Stock Option Plan (Filed as Exhibit 10.29)**
10.30	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B)**
10.31	National Processing Company Short-Term Incentive Compensation Plan for Senior Executives, effective February 1, 2003. (Filed as Exhibit 10.31)**
10.32	National Processing Company Long-Term Incentive Compensation Plan for Senior Officers, as amended and restated effective February 1, 2003. (Filed as Exhibit 10.32)**
10.33	(Intentionally Omitted)
10.34	(Intentionally Omitted)
10.35	(Intentionally Omitted)
10.36	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)
10.37	Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**
10.38	Form of Severance Agreement between the Registrant and certain Executive Vice Presidents. (Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**
10.39	Employment Agreement and Undertaking of Confidentiality between the Registrant and David Fountain dated October 27, 1998. (Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**
10.40	(Intentionally Omitted)
10.41	National Processing, Inc. 2001 Restricted Stock Plan (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001)**
10.42	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

Exhibit
Number	Description

10.43	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.44	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001 (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
21.1	Subsidiaries of the Registrant (Filed as Exhibit 21.1)
23.1	Consent of Ernst & Young, LLP, Independent Auditors for National Processing, Inc. (Filed as Exhibit 23.1)
24.1	Power of Attorney (Filed as Exhibit 24.1)
99.1	Senior Financial Officers Code of Ethics (Filed as Exhibit 99.1)
99.2	Chief Executive Officer 906 Certification dated February 19, 2003 for National Processing, Inc.’s Annual Report on Form 10-K for year ended December 31, 2002 (Filed as Exhibit 99.2)
99.3	Chief Financial Officer 906 Certification dated February 19, 2003 for National Processing, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (Filed as Exhibit 99.3)

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

(b) Reports on Form 8-K

      October 1, 2002: On September 30, 2002, the Registrant issued a press release announcing that Thomas A. Wimsett, formerly a director, Chief Executive Officer and President, had resigned from National Processing, Inc. The Registrant announced that Jon L. Gorney succeeded Paul G. Clark as Chairman of National Processing, Inc. Clark will remain a member of the Registrant’s Board of Directors. Jon L. Gorney also assumed the Chief Executive Officer position previously held by Thomas A. Wimsett.

      October 16, 2002: On October 16, 2002, the Registrant issued a news release reporting earnings for the quarter and nine months ended September 30, 2002.

      November 13, 2002: On November 13, 2002, the Registrant filed a Form 8-K containing the signed certifications with respect to National Processing Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 12, 2002.

      January 15, 2003: On January 15, 2003, the Registrant issued a news release reporting earnings for the fourth quarter and year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2003.

NATIONAL PROCESSING, INC.

By:	/s/ DAVID E. FOUNTAIN

Senior Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON L. GORNEY Jon L. Gorney	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2003

/s/ DAVID E. FOUNTAIN David E. Fountain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2003

/s/ PAUL G. CLARK Paul G. Clark	Director	February 19, 2003	*

/s/ ROBERT G. SIEFERS Robert G. Siefers	Director	February 19, 2003	*

/s/ JEFFREY D. KELLY Jeffrey D. Kelly	Director	February 19, 2003	*

Aureliano Gonzalez-Baz	Director	February 19, 2003

/s/ JEFFREY P. GOTSCHALL Jeffrey P. Gotschall	Director	February 19, 2003	*

/s/ PRESTON B. HELLER, JR. Preston B. Heller, Jr.	Director	February 19, 2003	*

/s/ J. ARMANDO RAMIREZ J. Armando Ramirez	Director	February 19, 2003	*

*	The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 2002 pursuant to the Power of Attorney executed by the above named Directors of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By:	/s/ CARLTON E. LANGER

Carlton E. Langer
As Attorney-in-Fact

CERTIFICATIONS

I, Jon L. Gorney, certify that:

1. I have reviewed this annual report on Form 10-K of National Processing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ JON L. GORNEY

Jon L. Gorney
Chairman and Chief Executive Officer

Date: February 19, 2003

CERTIFICATIONS

I, David E. Fountain, certify that:

1. I have reviewed this annual report on Form 10-K of National Processing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ DAVID E. FOUNTAIN

David E. Fountain
Senior Vice President and Chief Financial Officer

Date: February 19, 2003

(This page intentionally left blank)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors

National Processing, Inc.

      We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of National Processing, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 23, 2003

NATIONAL PROCESSING, INC.

Consolidated Balance Sheets

	December 31,

	2002	2001

	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$185,513	$101,257
Accounts receivable-trade	152,132	163,644
Deferred tax assets	2,113	3,299
Other current assets	7,287	7,138

Total current assets	347,045	275,338
Property and equipment:
Furniture and equipment	51,253	54,178
Building and leasehold improvements	11,835	10,770
Software	37,666	30,453
Property leased from affiliate	4,173	4,173
Land and improvements	442	442

	105,369	100,016
Accumulated depreciation and amortization	(51,662)	(50,244)

	53,707	49,772
Other assets:
Goodwill, net of accumulated amortization $8,283 in 2002 and 2001	91,227	91,227
Other intangible assets, net of accumulated amortization of $21,470 in 2002 and $14,610 in 2001	41,990	44,950
Deferred tax assets	12,231	13,310
Other assets	4,304	3,741

Total other assets	149,752	153,228

Total assets	$550,504	$478,338

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable-trade	$23,006	$19,080
Accrued bankcard assessments	27,645	28,113
Accrued compensation and benefits	3,321	6,465
Income taxes payable	17,211	8,089
Other accrued liabilities	18,744	13,906

Total current liabilities	89,927	75,653
Obligation under property leased from affiliate	1,732	1,862
Minority interest	2,462	827

Total liabilities	94,121	78,342
Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, without par value, 95,000,000 shares authorized; 52,093,945 and 51,818,508 shares issued and outstanding in 2002 and 2001, respectively	1	1
Contributed capital	198,728	193,584
Unearned compensation	(311)	(477)
Retained earnings	257,965	206,888

Total shareholders’ equity	456,383	399,996

Total liabilities and shareholders’ equity	$550,504	$478,338

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Income

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenue	$455,376	$473,250	$427,261
Operating expenses	330,518	343,819	308,350
General and administrative expenses	23,142	22,819	26,665
Depreciation and amortization	18,542	20,346	21,503
Impairment, restructuring and related expense	1,650	3,870	8,572

Operating profit	81,524	82,396	62,171
Net interest income	4,410	6,866	8,282

Income before provision for income taxes and minority interest	85,934	89,262	70,453
Provision for income taxes	32,396	35,775	27,066

Income before minority interest	53,538	53,487	43,387
Minority interest	2,461	827	—

Net income	$51,077	$52,660	$43,387

Net income per common share
Basic	$0.98	$1.03	$0.85
Diluted	$0.97	$1.01	$0.85
Average common shares outstanding
Basic	52,008	51,352	50,821
Diluted	52,476	51,983	51,049

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

	(Dollars in Thousands)
Balance at January 1, 2000	50,785,652	$1	$176,964	$—	$139,441	$316,406
Net income	—	—	—	—	43,387	43,387
Issuance of common shares under stock-based compensation plans, including related tax effects	149,808	—	1,765	—	—	1,765

Balance at December 31, 2000	50,935,460	1	178,729	—	182,828	361,558
Net income	—	—	—	—	52,660	52,660
Common control business unit purchase, net of tax	—	—	—	—	(28,600)	(28,600)
Issuance of common shares under stock-based compensation plans, including related tax effects	883,048	—	14,855	(477)	—	14,378

Balance at December 31, 2001	51,818,508	1	193,584	(477)	206,888	399,996
Net Income		—			51,077	51,077
Issuance of common shares under stock-based compensation plans, including related tax effects	275,437	—	5,144	166	—	5,310

Balance at December 31, 2002	52,093,945	$1	$198,728	$(311)	$257,965	$456,383

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net income	$51,077	$52,660	$43,387
Non-cash items:
Depreciation and amortization	18,542	20,346	21,503
Impairment, restructuring and related expense	1,650	3,250	8,521
Deferred income taxes	2,265	4,042	(3,788)
Loss on disposition of assets	387	35	715
Minority interest	2,461	827	—
Changes in current assets and liabilities:
Accounts receivable-trade	11,512	(44,513)	(20,304)
Accounts payable-trade	3,926	4,599	4,981
Accrued bankcard assessments	(468)	3,655	4,336
Income taxes payable	10,541	4,848	(8,453)
Other current assets and liabilities	(784)	(203)	(4,817)
Other, net	499	364	(1,015)

Net cash provided by operating activities	101,608	49,910	45,066

Investing activities
Capital expenditures	(16,347)	(20,089)	(14,406)
Proceeds from sales of fixed assets	—	34	314
Purchases of Eurodollar deposits	—	—	(76,000)
Proceeds from maturities of Eurodollar deposits	—	56,000	80,000
Common control business unit purchase	—	(44,000)	—
Acquisitions, net of cash received	(3,200)	(48,500)	(2,000)
Net proceeds from sales of business lines	—	41,252	—

Net cash used in investing activities	(19,547)	(15,303)	(12,092)

Financing activities
Principal payments under property leased from affiliate	(130)	(131)	(130)
Distribution to minority shareholder	(826)	—	—
Issuance of common stock	3,151	8,674	1,765

Net cash provided by financing activities	2,195	8,543	1,635

Net increase in cash and cash equivalents	84,256	43,150	34,609
Cash and cash equivalents, beginning of period	101,257	58,107	23,498

Cash and cash equivalents, end of period	$185,513	$101,257	$58,107

Supplemental Cash Flow Information
Cash paid for income taxes	$21,646	$26,396	$37,342

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

     Organization

      National Processing, Inc. and subsidiaries (the “Company”) are providers of electronic payment processing. The Company, headquartered in Louisville, Kentucky, is 85% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio.

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

     Business

      The Company operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Merchant Card Services represented 96% of the Company’s revenue in 2002.

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) unit, which was also formerly a component of the Company’s Corporate Outsourcing Solutions segment. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. Payment Services represented 4% of the Company’s revenue in 2002.

     Sponsorship Agreement

      The Company and National City Bank of Kentucky (“NCBK”) subsidiary banks are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as National City’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard ® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard ® associations. NCBK, a wholly owned subsidiary of National City, is a member of such associations and acts as the Company’s primary sponsor.

      The Company retains full responsibility for performance of Merchant Card Services, except for certain obligations or responsibilities of NCBK pursuant to the Sponsorship Agreement. The Sponsorship Agreement provides that the Company will comply with (1) all Visa® and MasterCard ® bylaws, manuals and operating regulations and other written materials as they from time to time are amended which bind or apply to NCBK as a member of Visa® and MasterCard ® with respect to Merchant Card Services or to the Company as a third party processor, (2) all agreements between merchants and NCBK with respect to Merchant Card Services, and (3) all applicable federal or state laws and regulations. Under the Sponsorship Agreement, the Company will receive all fees, discounts and other amounts payable by merchants for Merchant Card Services and will bear the expenses of maintaining facilities necessary to provide such services. Certain indemnification provisions are also contained in the Sponsorship Agreement, under which the Company will indemnify NCBK against losses, claims or other amounts in accordance with the terms of the Sponsorship Agreement.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

     Visa Guarantee

      On August 6, 2002, the Company provided a financial guarantee relating to NCBK’s membership obligations with Visa®. The agreement guarantees the payment of NCBK’s membership obligations pursuant to the Visa® Certificate of Incorporation and Amendments, Bylaws, rules, policies and Operating Rules should NCBK default or fail to meet its obligations of membership including NCBK’s obligations to pay any Visa® member attendant to NCBK’s membership in Visa®, and Visa’s expenses incurred in payment of such obligations on NCBK’s behalf or otherwise because of NCBK’s failure to meet such obligations. The amount guaranteed exceeds the amount of the Company’s equity, however, the Company believes its exposure to loss under the guarantee is unlikely. National Processing processes all transactions received from Visa® by NCBK under the exclusive terms of the Sponsorship Agreement.

2. Summary of Significant Accounting Policies

     Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries. On June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) from ABN AMRO North America, Inc. and it subsidiaries (“AANA”). See Note 4. Since the date of its acquisition, the results of operations of AAMS have been included in the Consolidated Financial Statements and AANA’s 30% ownership interest has been accounted for as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States.

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

Revenue Recognition

      The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. For the years ended December 31, 2002, 2001, and 2000, interchange and debit network fees were $2.4 billion, $2.2 billion, and $1.8 billion, respectively.

      A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contractual terms. For the years ended December 31, 2002, 2001, and 2000, earnings on customer balances were $4.3 million, $8.3 million, and $8.4 million, respectively.

Cash and Cash Equivalents

      Cash equivalents consist of highly liquid bank overnight repurchase agreements, which are readily convertible to cash. The carrying amount of these balances approximates fair value.

Property and Equipment

      Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful life or term of the related lease, whichever is shorter. Maintenance and repairs are expensed as incurred, while improvements that extend the useful life of the related asset are capitalized and depreciated over the remaining life of the related asset.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

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

      Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized. Depreciation expense, including depreciation expense on property leased from affiliates, was $11.7 million, $12.0 million, and $14.2 million in 2002, 2001, and 2000, respectively.

Other Intangible Assets

      Other intangible assets are composed primarily of acquired merchant portfolios which represent costs allocated to customer contracts acquired through acquisitions. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years.

Goodwill

      Operating results of companies acquired in purchase transactions are included in the consolidated statements of operations from their respective acquisition dates. The excess of the purchase price over the net assets acquired (goodwill) is tested at least annually for impairment based on specific guidance provided in Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets.

      Effective January 1, 2002, the Company adopted SFAS 142. See Note 3 for further discussion of the impact of this new accounting pronouncement on the Company’s financial statements.

Asset Impairment

      Effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which changed the way asset impairment is measured. Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by SFAS 144. See Note 3 for further discussion of the impact of this new accounting pronouncement on the Company’s financial statements.

Bankcard Assessments

      Liabilities to Visa® and MasterCard ® originating from the Company’s agreements with these agencies, as an authorized processor, are accrued and settled on a monthly and quarterly basis, respectively. The Company recovers these assessment charges through various contractual arrangements with its customers.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The Company records assessments charged by credit card associations as expense as the Company is the primary obligor of these costs. For the years ended December 31, 2002, 2001, and 2000 assessment expense was $134.9 million, $126.1 million, and $103.2 million, respectively.

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

Stock-Based Compensation

      At December 31, 2002, the Company has various stock-based compensation plans that allow for the granting of stock to eligible employees and directors. See Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. Compensation expense for restricted share awards is recognized ratably over the period of service, generally the restricted period, based on the fair value of the stock on the date of grant. Effective January 1, 2003, the Company will adopt the fair value method of recording stock options under the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted in 2002, 2001, and 2000 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

	Year Ended December 31,

	2002	2001	2000

Net income, as reported	$51,077	$52,660	$43,387
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$7,187	$4,481	$1,669

Pro forma net income	$43,890	$48,179	$41,718

Earnings per share:
Basic — as reported	$0.98	$1.03	$0.85
Basic — pro forma	$0.84	$0.94	$0.82
Diluted — as reported	$0.97	$1.01	$0.85
Diluted — pro forma	$0.84	$0.93	$0.82

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The following weighted-average assumptions were used in the option-pricing model:

	2002	2001	2000

Risk free interest rate	3.6%	5.5%	5.0%
Expected option life	4 years	7 years	7 years
Expected dividend yield	0%	0%	0%
Volatility factor	.485	.495	.479
Weighted average grant date fair value of options	$11.45	$15.14	$6.36

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2002 presentation.

3. Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

      The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. As part of adopting the provisions of SFAS 142, a transitional impairment test was applied to all goodwill during the quarter ended March 31, 2002. No impairment was required to be recorded as a result of this test. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. There have not been any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new standard.

      If the non-amortization provisions of SFAS 142 had been adopted effective January 1, 2000, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $2.7 million and $2.3 million for years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, proforma net income would have been $55.0 million, or $1.06 per diluted share, versus reported net income of $52.7 million, or $1.01 per diluted share. For the year ended December 31, 2000, proforma net income would have been $45.5 million or $0.89 per diluted share, versus reported net income of $43.4 million, or $0.85 per diluted share.

      The Company’s amortizable intangible assets as of December 31, 2002 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense for the years ended December 31, 2002, 2001, and 2000 was $6.9 million, $5.6 million, and $7.3 million, respectively. The estimated annual amortization expense for existing intangible assets for each of the next five years is as follows: 2003 — $7.1 million; 2004 — $6.7 million; 2005, 2006, and 2007 — $4.8 million.

      In general, application of the new provisions may result in more income statement volatility due to potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

Accounting for Long-Lived Assets

      SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement’s provisions supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and did not have a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Exit or Disposal Activities

      SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 become effective for the Company January 1, 2003 and are not anticipated to have a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so selects.

      Effective January 1, 2003, the Company plans to adopt the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB Opinion 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the consolidated financial statements until the last of those options vest in 2005.

      As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes. The Company uses the Black-Scholes model to estimate option values. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate.

Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

guarantees and requires the guarantor to recognize a liability (with a corresponding reduction in revenue) for the fair value of the obligation assumed under certain guarantees.

      The Company’s contingent obligation to honor chargebacks (see Note 13) under merchant contracts is considered a performance guarantee under FIN 45. Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement. Performance guarantees are subject to both the recognition and disclosure requirements of FIN 45.

      The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. The required disclosures are included in Note 13, Commitments and Contingencies.

      The recognition requirements of FIN 45 will require the Company to establish a liability at the inception of a guarantee based on an estimate of the guarantee’s fair value. The recognition requirements are to be applied prospectively to new guarantees issued or modified after December 31, 2002. The Company has not yet finalized the impact of adopting the recognition requirements of FIN 45, however the Company does not believe that FIN 45 will have a material impact on the Company’s results of operations, financial position or liquidity.

4.	Acquisitions

      On July 3, 2002, the Company acquired processing contracts from a key strategic partner for $2.7 million in cash which was recorded as an intangible asset. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period plus an additional one-time payment of up to $1.0 million. Under the terms of the agreement, the Company obtained the right to provide front-end authorization services for approximately 50,000 merchant locations. Prior to the acquisition, the Company was already providing settlement services for these merchants.

      On June 28, 2001, the Company acquired a 70% ownership interest in AAMS from AANA for $48.5 million in cash. Under the terms of the agreement, the Company provides AAMS with all merchant processing services including both authorization and settlement of all card-based transactions. The acquisition, accounted for as a purchase, increased the Company’s goodwill by approximately $27 million. The remainder of the purchase price was allocated to other identifiable intangibles, primarily acquired merchant contracts, which are being amortized on a straight-line basis over 10 years. Since the date of its acquisition, the results of operations of AAMS have been included in the consolidated financial statements and AANA’s 30% ownership interest has been accounted for as a minority interest. AAMS is an LLC that is treated as a partnership for federal income tax purposes. Incremental revenue and operating profit as a result of this acquisition were $18.9 million and $3.0 million, respectively, for the six months ended June 30, 2002. Revenue and operating profit as a result of this acquisition were $36.9 million and $6.4 million, respectively, for the year ended December 31, 2002.

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

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

5. Divested and Discontinued Business Units

      In 2001, the Company divested its BPO (“Business Process Outsourcing”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the year ended December 31, 2001, the divested and discontinued business units had revenue of $41.2 million. Operating profit (loss) for the divested and discontinued business units, which includes a $3.9 million charge related to the divestiture, was $(0.3) million for the year ended December 31, 2001.

6. Impairment, Restructuring and Unusual Items

      In 2002, the Company recorded $3.2 million ($1.9 million after-tax, or $0.04 per diluted share) of expenses related to a separation agreement with the former CEO. This amount was included in general and administrative expense in the accompanying financial statements.

      In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional tax provisions required for nondeductible losses and dividends from foreign subsidiaries. As of December 31, 2002, the Company had $0.5 million remaining in accrued liabilities for future obligations related to this closure.

      During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax, or $0.09 per diluted share) related to the BPO divestiture. The after-tax charge exceeds the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. This charge consisted of a loss on the sale of $3.3 million ($4.3 million after-tax or $0.08 per diluted) which was partially offset by a $0.6 million pre-tax ($0.4 million after-tax, or $0.01 per diluted share) severance charge related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. As of December 31, 2002 the Company had $0.8 million remaining in accrued liabilities related to the final obligations associated with the BPO divestiture.

      In 2000, the Company recorded charges of $8.6 million ($5.6 million after-tax, or $0.11 per diluted share) related to divested and discontinued business units. These charges consisted of $7.1 million ($4.6 million after-tax, or $0.09 per diluted share) to write-off goodwill and fixed assets for the Denver collections business and $1.5 million ($1.0 million after-tax, or $0.02 per diluted share) for site consolidation initiatives in the BPO unit.

7. Transactions with Affiliates

      The Company leases certain facilities from NCBK, a wholly owned subsidiary of National City, under long-term agreements classified as “Property Leased From Affiliate” in the accompanying balance sheets. Future minimum payments under this lease, which expires in 2019, are $2.9 million, including interest of $1.1 million. Future minimum payments under these leases, including interest, for the next five years are $0.2 million per year.

      Substantially all of the Company’s cash and Eurodollar deposits are held by NCBK and other National City subsidiaries. The majority of interest income and earnings on customer balances included in the Consolidated Statements of Income are derived from accounts held at NCBK and other National City subsidiaries.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The Company obtains certain administrative services, such as internal audit and legal services, from National City and its affiliates. The Company also utilizes NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services are included in general and administrative expenses and totaled $2.0 million, $1.6 million, and $1.8 million in 2002, 2001, and 2000, respectively. As of December 31, 2002 and 2001, no amounts were due to or from National City.

      On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million, which was paid in cash at closing. See Note 4.

8. Operating Leases

      The Company leases various offices, facilities, and equipment under noncancellable lease agreements with expiration dates through 2019. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $1.7 million in 2003, $1.5 million in 2004, $1.3 million in 2005, $1.1 million in 2006, $1.1 million in 2007 and $6.3 million thereafter. Rent expense under operating leases was $2.5 million, $2.9 million, and $3.7 million in 2002, 2001, and 2000, respectively.

9.	Income Taxes

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$25,163	$31,074	$26,565
State	4,968	1,659	3,638
Foreign	—	(1,000)	651
Deferred:
Federal	2,887	1,660	(2,961)
State	(622)	2,382	(827)

	$32,396	$35,775	$27,066

      The temporary differences that gave rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Accrued expenses	$1,429	$792
Accrued compensation and benefits	602	1,232
State net operating losses	530	1,622
Amortization of intangibles	13,197	14,278
Other	4,616	4,507

	20,374	22,431
Deferred tax liabilities:
Depreciation of fixed assets	(6,030)	(5,822)

Net deferred tax assets	$14,344	$16,609

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The reconciliation of the Company’s income tax provisions and the amounts computed by applying the U.S. statutory income tax rate to income before taxes is as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

U.S. statutory rate	$30,077	$31,242	$24,659
Nondeductible amortization	—	630	630
State taxes, net of federal benefit	2,826	2,811	2,940
Change in valuation allowance	—	(185)	(1,113)
Foreign tax items	325	—	—
Sale of BPO business	—	1,305	—
Non-taxable LLC minority interest	(861)	(289)	—
Other	29	261	(50)

	$32,396	$35,775	$27,066

      For 2002, 2001 and 2000, income tax benefits of $1.4 million, $4.6 million and $0.1 million respectively, were received related to the exercise of nonqualified employee stock options. This benefit is recorded directly to shareholders’ equity.

      As of December 31, 2002, the Company has approximately $7.6 million of state net operating loss carryforwards for income tax purposes available to offset future taxable income in the related states which expire through 2014. The Company believes that it is more likely than not that future taxable income will be generated in these states sufficient to justify the deferred tax assets recorded. The valuation allowance decreased in both 2001 and 2000 as the result of changes in the estimated realizability of the related deferred tax assets due to improved operating results.

      Income (loss) before taxes from foreign operations was ($1.0) million, $1.3 million, and $2.6 million, respectively, in 2002, 2001, and 2000. Income before income taxes from U.S. operations was $86.9 million, $88.0 million, and $67.9 million, respectively, in 2002, 2001, and 2000.

10.	Employee Benefit Plans

      The Company offers a 401(k) savings plan to all employees who meet certain age and eligibility requirements. The plan is funded by employee contributions and discretionary matching contributions by the Company. The Company recognized $2.2 million, $2.1 million, and $1.4 million in matching contribution expense during 2002, 2001, and 2000, respectively.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Net Income Per Common Share

      The calculation of net income per common share follows (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Basic:
Net income	$51,077	$52,660	$43,387

Average common shares outstanding	52,008	51,352	50,821

Net income per common share-basic	$0.98	$1.03	$0.85

Diluted:
Net income	$51,077	$52,660	$43,387

Average common shares outstanding	52,008	51,352	50,821
Dilutive effect of stock options	468	631	228

Average common shares outstanding-diluted	52,476	51,983	51,049

Net income per common share-diluted	$0.97	$1.01	$0.85

12.	Stock-Based Compensation

      The Company maintains various stock option and restricted stock plans. These plans provide for the granting of stock options and restricted shares to eligible employees and directors. All of the Company’s stock option and restricted stock plans were approved by the stockholders.

Stock Options

      The stock option plans under which options may currently be granted authorize the issuance to officers, directors and key employees of up to 9,200,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning one year from the date of grant and expire not later than ten years from the date of grant.

      Compensation expense was recognized in 2002 and 2001, related to the fair value of options for former employees in situations where vesting continued upon a change in employee status. In 2002, compensation expense of $1.0 million was included in the $3.2 million of expenses related to the separation agreement with the former CEO. In 2001, compensation expense of $0.8 million was included in the $3.9 million of expenses related to the BPO divestiture.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      A summary of stock option activity follows:

		Options Outstanding

	Option Shares		Weighted-Average
	Available for Grant	Option Shares	Price Per Share

January 1, 2000	1,647,407	2,341,941	11.82
Authorized	5,000,000	—	—
Granted	(1,080,500)	1,080,500	11.41
Forfeited	465,668	(465,668)	12.57
Exercised	—	(149,808)	11.80

December 31, 2000	6,032,575	2,806,965	11.54
Granted	(1,464,725)	1,511,583	25.91
Forfeited	145,570	(145,570)	14.42
Exercised	—	(898,906)	11.36

December 31, 2001	4,713,420	3,274,072	18.09
Granted	(1,290,550)	1,368,324	27.42
Forfeited	230,796	(230,796)	25.14
Exercised	—	(356,270)	12.97

December 31, 2002	3,653,666	4,055,330	21.29

      Information about stock options outstanding at December 31, 2002 follows:

			Weighted-Average
		Weighted-	Remaining		Weighted-
Range of		Average	Contractual Life		Average Exercise
Exercise Prices	Outstanding	Exercise Price	(in years)	Exercisable	Price

$ 5.50 - $10.99	489,583	$9.37	5.8	463,752	$9.37
11.00 - 15.99	725,039	11.71	7.1	464,731	11.69
16.00 - 20.99	372,940	17.49	4.5	285,167	17.06
21.00 - 25.99	1,090,166	25.50	8.4	361,861	25.50
26.00 - 32.95	1,377,602	28.26	9.1	84,637	31.50

Total	4,055,330	$21.29	7.7	1,660,148	$15.99

Restricted Stock

      The Company’s restricted stock plan provides for the issuance of up to 500,000 shares of common stock to officers and key employees. In general, the restrictions on shares granted expire within a four-year period. The Company generally recognizes compensation expense over the restricted period. The grant date fair value of the restricted share awards granted in 2001 was $24.18. The Company recognized $0.1 million and $0.2 million of compensation expense in 2002 and 2001, respectively, related to these restricted stock awards. As of December 31, 2002, 22,500 shares of restricted stock were outstanding.

13. Commitments and Contingencies

      Under the rules of Visa® and MasterCard ® , when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company is unable to collect this amount from the merchant’s

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

account, and if the merchant refuses or is unable to reimburse the Company for the chargeback due to liquidation or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder.

      A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company as the merchant processor. Management believes that the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard ® for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the last four months of 2002, this amount totaled approximately $50 billion. At December 31, 2002, the Company had $7.6 million of unresolved chargebacks that were in process of resolution.

      During 2002, 2001 and 2000, the Company processed $163 million, $168 million and $131 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for 2002, 2001 and 2000 were $3 million, $4 million, and $2 million, respectively. The Company accrues for probable losses based on historical experience and at December 31, 2002 and 2001 had $1.5 million and $2.4 million, respectively, recorded in other accrued liabilities for expected losses.

      In most cases, this contingent liability is unlikely to arise as most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some time after the purchase (“delayed-delivery”), the potential for this contingent liability increases. In 2002, the Company processed approximately $22 billion of merchant transactions related to delayed-delivery purchases.

      The Company currently processes card transactions for several of the largest airlines in the United States. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® or MasterCard ® under the chargeback rules of those associations. At December 31, 2002, the dollar value of tickets purchased, but as yet unflown, was approximately $1 billion. Based upon available information, this is management’s best estimate of maximum potential chargebacks related to its airline customers. As of December 31, 2002, NCBK held $139.5 million in merchant deposits and withheld settlement funds for certain airline merchants. The merchant deposits collateralize only individual airline merchants and some airline merchants have no deposits. Of the total merchant deposits, $125.0 million was related to a single airline merchant. In the near term, management believes liquidations are unlikely for any of the Company’s airline customers.

      US Airways Group, Inc. and United Air Lines, Inc., both of which are merchant processing customers of the Company, have filed for bankruptcy court protection under Chapter 11. Based upon information currently available to the Company and actions management has taken to mitigate risks, management currently believes a material loss under the chargeback rules is unlikely.

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

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Quarterly Results of Operations (Unaudited):

      Selected quarterly data for 2002 and 2001 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2002
Revenue	$109,945	$112,664	$114,486	$118,281	$455,376
Operating profit	19,016	21,617	18,125	22,766	81,524
Net income	12,048	12,199	12,686	14,144	51,077
Basic net income per common share	$0.23	$0.24	$0.24	$0.27	$0.98
Diluted net income per common share	$0.23	$0.23	$0.24	$0.27	$0.97

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2001
Revenue	$109,045	$117,876	$122,376	$123,953	$473,250
Operating profit	16,432	14,753	23,421	27,790	82,396
Net income	11,539	7,918	15,034	18,169	52,660
Basic net income per common share	$0.23	$0.15	$0.29	$0.35	$1.03
Diluted net income per common share	$0.22	$0.15	$0.29	$0.35	$1.01

      The above financial data for 2002 includes certain charges and unusual items. The second quarter of 2002 includes a charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) for severance costs, building and equipment write-downs and other items related to the closure of the remaining operations in Juarez, Mexico. The third quarter of 2002 includes a charge of $3.4 million ($2.0 million after-tax, or $0.04 per diluted share) related to a separation agreement with the former CEO. The fourth quarter of 2002 includes a $0.2 million favorable adjustment related to the same separation agreement.

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

      The above financial data for 2001 also includes goodwill amortization expense which is not included in 2002 due to the adoption of the non-amortization provisions of SFAS 142. If SFAS 142 had been adopted effective January 1, 2001, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $2.7 million for the year ended December 31, 2001. Proforma net income would have been $55.0 million, or $1.06 per diluted share, for the year ended December 31, 2001.

15.	Segment Reporting

      The Company operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions including credit and debit card transactions. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	Merchant
	Card	Payment
	Services	Services (1)	Corporate (2)	Total

	(Dollars in thousands)
2002
Revenue	$434,943	$20,433	$—	$455,376
Impairment, restructuring and related expense	1,650	—	—	1,650
Operating profit	77,581	7,120	(3,177)	81,524
Depreciation and amortization (3)	16,739	1,803	—	18,542
Net interest income	4,022	388	—	4,410
Capital expenditures	11,048	532	4,767	16,347

2001
Revenue	$401,972	$71,278	$—	$473,250
Impairment, restructuring and related expense	—	3,870	—	3,870
Operating profit	76,923	5,473	—	82,396
Depreciation and amortization	15,766	4,580	—	20,346
Net interest income	5,994	872	—	6,866
Capital expenditures	14,800	1,339	3,950	20,089

2000
Revenue	$317,853	$109,408	$—	$427,261
Impairment, restructuring and related expense	—	8,572	—	8,572
Operating profit	54,368	7,803	—	62,171
Depreciation and amortization	13,705	7,798	—	21,503
Net interest income	6,328	1,954	—	8,282
Capital expenditures	9,669	3,143	1,594	14,406

As of December 31, 2002
Goodwill	$91,227	$—	$—	$91,227
Total assets	320,990	4,229	225,285	550,504

As of December 31, 2001
Goodwill	$91,227	$—	$—	$91,227
Total assets	326,409	6,383	145,546	478,338

As of December 31, 2000
Goodwill	$66,318	$13,081	$—	$79,399
Total assets	223,919	56,311	155,215	435,445

(1)	Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services after the sale of the BPO business unit in August 2001. The Payment Services segment disclosures for 2001 include the results of various divested business units formerly classified as part of the Corporate Outsourcing Solutions segment.

(2)	The year ended December 31, 2002 includes a $3.2 million of expenses charge related to a separation agreement with the former CEO. This expense was not allocated to the business segments.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

(3)	On January 1, 2002, the Company adopted the non-amortization provisions of SFAS 142; therefore, 2002 does not include goodwill amortization that is included in 2001 and 2000.

      Revenue from foreign operations in 2001 and 2000, was $40.3 million, and $69.8 million, respectively. The net book value of foreign long-lived assets, primarily in Juarez, Mexico, was approximately $0.6 million, $1.4 million, and $16.6 million at December 31, 2002, 2001, and 2000, respectively.