Form 10-Q
period 2003-03-31
NATIONAL PROCESSING INC
filed 2003-05-09
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  X      NO

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES  X      NO

     The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2003 was 52,229,234.

NATIONAL PROCESSING, INC.

National Processing, Inc.

Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	March 31	December 31	March 31
	2003	2002	2002

Assets

Current assets:

Cash and cash equivalents	$229,390	$185,513	$155,436

Accounts receivable — trade	111,800	152,132	112,083

Deferred tax assets	1,370	2,113	3,983

Other current assets	10,374	7,287	7,009

Total current assets	352,934	347,045	278,511

Property and equipment:

Furniture and equipment	51,381	51,253	56,032

Building and leasehold improvements	11,954	11,835	10,870

Software	39,094	37,666	33,162

Property leased from affiliate	4,173	4,173	4,173

Land and improvements	442	442	442

	107,044	105,369	104,679

Less: Accumulated depreciation and amortization	54,822	51,662	50,767

Property and equipment, net	52,222	53,707	53,912

Other assets:

Goodwill	91,227	91,227	91,227

Other intangible assets, net of accumulated amortization of $23,240, $21,470 and $16,278 at March 31, 2003, December 31, 2002, and March 31, 2002, respectively	40,220	41,990	43,282

Deferred tax assets	11,004	12,231	13,785

Other assets	4,000	4,304	3,418

Total other assets	146,451	149,752	151,712

Total assets	$551,607	$550,504	$484,135

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable — trade	$19,865	$23,006	$15,037

Accrued bankcard assessments	23,514	27,645	23,685

Accrued compensation and benefits	2,151	3,321	3,540

Income tax payable	12,966	17,211	12,101

Other accrued liabilities	24,799	18,744	11,311

Total current liabilities	83,295	89,927	65,674

Obligation under property leased from affiliate	1,699	1,732	1,829

Minority interest	550	2,462	1,414

Total liabilities	85,544	94,121	68,917

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—

Common stock, without par value; 95,000,000 shares authorized; 52,224,234, 52,093,945, and 51,979,283 issued and outstanding at March 31, 2003, December 31, 2002, and March 31, 2002, respectively	1	1	1

Contributed capital	199,825	198,728	196,682

Unearned compensation	(275)	(311)	(401)

Retained earnings	266,512	257,965	218,936

Total shareholders’ equity	466,063	456,383	415,218

Total liabilities and shareholders’ equity	$551,607	$550,504	$484,135

See notes to consolidated financial statements

National Processing, Inc.

Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31

	2003	2002

Revenue	$105,954	$109,945

Operating expenses	82,752	82,304

General and administrative expenses	4,306	4,602

Depreciation and amortization	4,967	4,023

Operating profit	13,929	19,016

Net interest income	842	1,035

Income before provision for income taxes and minority interest	14,771	20,051

Provision for income taxes	5,695	7,416

Income before minority interest	9,076	12,635

Minority interest	529	587

Net income	$8,547	$12,048

Basic income per common share	$0.16	$0.23

Diluted income per common share	$0.16	$0.23

See notes to consolidated financial statements

National Processing, Inc.

Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

Balance at January 1, 2003	52,093,945	$1	$198,728	$(311)	$257,965	$456,383

Net income	—	—	—	—	8,547	8,547

Issuance of common shares under stock-based compensation plans, including related tax effects	130,289	—	1,097	36	—	1,133

Balance at March 31, 2003	52,224,234	$1	$199,825	$(275)	$266,512	$466,063

See notes to consolidated financial statements

National Processing, Inc.

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended
	March 31

	2003	2002

Operating Activities

Net income	$8,547	$12,048

Items not requiring cash currently:

Depreciation and amortization	4,967	4,023

Deferred income taxes	1,970	(1,159)

Loss on disposition of fixed assets	4	114

Minority interest	529	587

Change in current assets and liabilities:

Accounts receivable — trade	40,332	51,561

Accounts payable — trade	(3,141)	(4,043)

Accrued bankcard assessments	(4,131)	(4,428)

Income taxes payable	(4,087)	4,742

Other current assets/liabilities	1,798	(5,391)

Other, net	(55)	351

Net cash provided by operating activities	46,733	58,405

Investing Activities

Capital expenditures	(1,716)	(6,609)

Net cash used in investing activities	(1,716)	(6,609)

Financing Activities

Principal payments under property leased from affiliate	(33)	(33)

Distribution to minority shareholder	(2,441)	—

Issuance of common stock under stock-based compensation plans	1,334	2,416

Net cash (used in) provided by financing activities	(1,140)	2,383

Net increase in cash and cash equivalents	43,877	54,179

Cash and cash equivalents, beginning of period	185,513	101,257

Cash and cash equivalents, end of period	$229,390	$155,436

Supplemental cash flow information:

Taxes paid	$8,038	$3,751

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

Business

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Merchant Card Services provides services to merchant locations primarily in the United States and represents approximately 96% of the Company’s revenue.

Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. In the healthcare industry, Payment Services provides financial settlement and reporting to healthcare organizations such as insurance companies, managed care organizations and self-insured organizations. Payment Services represents approximately 4% of the Company’s revenue. Payment Services does not meet the materiality thresholds for separate disclosures of segment information as defined in Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. As a result, these Notes to Consolidated Financial Statements do not include additional segment disclosures.

Sponsorship Agreement

The Company and National City Bank of Kentucky (“NCBK”), a wholly owned subsidiary of National City, are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as NCBK’s sole agent for the purposes of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard® associations. NCBK is a member of such associations and acts as the Company’s primary sponsor.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries, including a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”). The results of operations of AAMS are included in the consolidated financial statements and the 30% minority ownership interest has been accounted for as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

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

The Company experiences seasonality in its businesses and typically realizes higher revenue from increased transaction volume in the summer and holiday months. Accounts receivable is generally highest in the fourth quarter, as December is typically the highest volume month due to holiday sales.

Although the consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, the accompanying interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

Revenue Recognition

The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. Interchange and debit network fees for the three months ended March 31, 2003 and 2002 were $570.4 million and $562.5 million, respectively.

The Company records assessments charged by credit card associations as operating expense in the Consolidated Statements of Income as the Company is the primary obligor of these costs. Assessment expense was $31.2 million for each of the quarters ended March 31, 2003 and 2002.

Stock-Based Compensation

The Company has various stock-based compensation plans that allow for the granting of stock to eligible employees and directors. Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options was not recognized if the exercise price of the option equaled or exceeded the fair value of the stock on the date of grant. Compensation expense for restricted share awards is recognized ratably over the period of service, generally the restricted period, based on the fair value of the stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value method of recording stock options under the transitional guidance of Statement of Financial Accounting Standards (SFAS) 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation expense for employee stock options granted after January 1, 2003 will be recognized in the Consolidated Financial Statements under the fair value method.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to employee options. For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

(in thousands, except share amounts)	Quarter Ended March 31,

	2003	2002

Net income, as reported	$8,547	$12,048

Add: Stock option expense included in net income under fair value based method	—	—

Deduct: Total stock option expense determined under fair value based method, net of related tax effects	(1,971)	(1,486)

Pro forma net income	$6,576	$10,562

Earnings per share:

Basic — as reported	$0.16	$0.23

Basic — pro forma	0.13	0.20

Diluted — as reported	0.16	0.23

Diluted — pro forma	0.13	0.20

The following weighted-average assumptions were used in the option-pricing model for stock options issued in each of the respective years:

	2002	2001	2000

Risk free interest rate	3.6%	5.5%	5.0%

Expected option life	4 years	7 years	7 years

Expected dividend yield	0%	0%	0%

Volatility factor	.485	.495	.479

Weighted average grant date fair value of options	$11.45	$15.14	$6.36

No stock options were granted during the quarter ended March 31, 2003. Therefore, there was no compensation expense recorded in the Statement of Income under the fair value method.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Exit or Disposal Activities

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue
No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 became effective for the Company January 1, 2003 and have not had a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so selects.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003 will continue to be accounted for under APB Opinion 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the Consolidated Financial Statements until the last of those options vest in 2005.

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

Accounting for Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional recognition and disclosure by a guarantor in its financial statements about its obligations under certain guarantees.

The Company’s contingent obligation to honor chargebacks under merchant contracts is considered a performance guarantee under FIN 45. Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement. Performance guarantees are subject to both the recognition and disclosure requirements of FIN 45. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The required disclosures are included in Note 6 to the Consolidated Financial Statements. The recognition requirements of FIN 45 were adopted January 1, 2003 for new guarantees entered into after such date and did not have a material impact on the Company’s financial position or results of operations.

4.	ACQUISITIONS

On July 3, 2002, the Company acquired a portfolio of processing contracts for $2.7 million in cash, which was recorded as an intangible asset. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period plus an additional one-time payment of up to $1.0 million in the third quarter of 2003. Under the terms of the agreement, the Company provides front-end authorization services for approximately 50,000 merchant locations. Prior to the acquisition, the Company was already providing settlement services for these merchants.

5.	IMPAIRMENT, RESTRUCTURING, AND UNUSUAL ITEMS

In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico by the end of 2002. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax, or $0.04 per diluted share) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeded the pre-tax amount due to additional tax provisions required for nondeductible losses and dividends from foreign subsidiaries. As of March 31, 2003, the Company had $0.5 million remaining in accrued liabilities for future obligations related to this closure.

6.	COMMITMENTS AND CONTINGENCIES

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard® for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the period from December 2002 through March 2003, this amount totaled approximately $51 billion. At March 31, 2003, the Company had $4.1 million of unresolved chargebacks that were in process of resolution.

For the three months ended March 31, 2003 and 2002, the Company processed $40.3 million and $48.6 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended March 31, 2003 and 2002 were $0.9 million and $1.3 million, respectively. The Company accrues for probable losses based on historical experience and at March 31, 2003 had $1.1 million recorded in other accrued liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise as most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some time after the purchase (“delayed-delivery”), the potential for this contingent liability increases. For the three months ended March 31, 2003, the Company processed approximately $3.7 billion of merchant transactions related to delayed-delivery purchases.

The Company currently processes card transactions for four of the largest airlines in the United States. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have various expiration dates extending through November 2005. U.S. Airways Group, Inc. and United Air Lines, Inc. are both merchant-processing customers of the Company. United Air Lines, Inc. is currently operating under Chapter 11 protection. In March 2003, U.S. Airways Group, Inc. emerged from bankruptcy court protection and is operating as a reorganized company. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa®and MasterCard®under the chargeback rules of those associations.

At March 31, 2003, the dollar value of tickets purchased, but as yet unflown, was approximately $1.3 billion. Based upon available information, this is management’s best estimate of maximum potential chargebacks related to its airline customers. As of March 31, 2003, NCBK held $139.0 million in merchant deposits and withheld settlement funds for certain airline merchants. The merchant deposits collateralize only individual airline merchants. Of the total merchant deposits, $133.0 million was related to two airline merchants. During the second quarter of 2003, the Company’s contractual obligation to process card transactions for these two airline customers will cease and the merchants will transition to other card processors. As part of the transition, those airlines’ $133.0 million of deposits will be released as the Company’s contingent liability for future flights is reduced. These two airline merchants represent approximately 38% of the total contingent liability for unflown tickets.

Based on current conditions in the airline industry and other information currently available to the Company, management believes the risk of a material loss under the chargeback rules has increased since December 31, 2002 but is not probable at this time.

Litigation

In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

7.	NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended March 31

	2003	2002

BASIC

Net income	$8,547	$12,048

Average common shares outstanding	52,145	51,860

Net income per common share — basic	$0.16	$0.23

DILUTED

Net income	$8,547	$12,048

Average common shares outstanding	52,145	51,860

Dilutive effect of stock options	161	694

Average common shares outstanding — diluted	52,306	52,554

Net income per common share — diluted	$0.16	$0.23

8.	TRANSACTIONS WITH AFFILIATES

The Company leases certain facilities from NCBK, a wholly owned subsidiary of National City, under long-term agreements classified as “Property Leased from Affiliate” in the accompanying Consolidated Balance Sheets. The Company has paid $0.1 million, including interest, under this lease for each of the three months ended March 31, 2003 and 2002.

Substantially all of the Company’s cash and cash equivalents are held at NCBK and other National City banking subsidiaries. The majority of the interest income and earnings on customer balances included in the Consolidated Statements of Income are derived from accounts held at NCBK and other National City banking subsidiaries.

The Company receives certain administrative services, such as internal audit and legal services, from National City and its affiliates. The Company also uses NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services are included in general and administrative expenses and totaled $0.8 million and $0.5 million for the quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003, $0.5 million was due to National City. As of December 31, 2002 and March 31, 2002, no amounts were due to or from National City.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K, and subsequent filings with the Securities and Exchange Commission.

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

     Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of March 31, 2003, the Company has net deferred tax assets of $12.4 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it is likely that a taxing authority may take a sustainable position on a matter contrary to the Company’s position.

Long-Lived Assets

     Long-lived assets, consisting primarily of property and equipment, goodwill and other intangible assets, comprise a significant portion of the Company’s total assets.

     Property and equipment, net of accumulated depreciation and amortization, totaled $52.2 million as of March 31, 2003, which represented 9% of total assets. Useful lives of property and equipment (which includes internal use software) are estimated in order to determine the amount of depreciation expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in the value of the assets. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

     Internal-use software is a component of property and equipment. The Company capitalizes certain costs incurred to develop or obtain internal-use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes costs once the preliminary project stage has been completed, management has approved funding for the project, and it is probable the project will be completed and it is probable the software will be used for its intended use. Capitalized software development and purchased software are recorded at cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from three to ten years. Software development costs may become impaired due to technological obsolescence of the project or where development efforts are abandoned due to changes in business plans. For purposes of depreciation and impairment, capitalized costs are treated in the same manner as other property and equipment.

     Goodwill and other intangible assets, net of accumulated amortization, totaled $131.4 million as of March 31, 2003, which represented 24% of total assets. The Company analyzes goodwill and other intangible assets for impairment on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company makes estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets.

Chargebacks and Other Contingencies

     The Company records reserves for chargebacks and contingent liabilities when such amounts are deemed to be probable and estimable in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. The required reserves may change in the future due to new developments including but not limited to changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required. (See Note 6 to the accompanying Consolidated Financial Statements.)

Components of Revenue and Expense

Revenue

     Approximately 95% of Merchant Card Services revenue is derived from processing contracts with merchants for the authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. Interchange and debit network fees for the three months ended March 31, 2003 and 2002 were $570.4 million and $562.5 million, respectively. The increase in interchange and debit network fees for the three months ended March 31, 2003 over the comparable 2002 period is attributed to increased processing volume. The remainder of Merchant Card Services revenue is derived from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

     Approximately 50% of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis. The remainder of Payment Services revenue is derived from other non-card based electronic settlement products. Revenue is recorded in the period services are provided.

     A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by National City pursuant to contractual terms. For the three months ended March 31, 2003 and 2002, earnings on customer balances were $0.5 million and $1.1 million, respectively.

Expense

     Bankcard assessments are liabilities to Visa® and MasterCard® that originate from the Company’s agreements with these agencies. The Company recovers these assessment charges through various contractual arrangements with its customers. Bankcard assessment expense is the largest component of operating expense and amounted to $31.2 million for each of the quarters ended March 31, 2003 and 2002. Operating expense also includes costs of providing services to customers including wages and personnel costs, authorization fees, commissions paid to independent sales organizations, and data processing costs.

     General and administrative expense includes corporate management and administrative expense as well as fees for certain administrative services, such as internal audit and legal services, from National City and its affiliates.

Results of Operations

     The Company’s operating results are presented below in the manner in which they are viewed by management. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

(Dollars in thousands)
			% Change from
	2003	2002	Prior Year

Revenue	$105,954	$109,945	(4)

Operating expense	82,752	82,304	1

General and administrative expense	4,306	4,602	(6)

Depreciation and amortization	4,967	4,023	23

Operating profit	13,929	19,016	(27)

Net interest income	842	1,035	(19)

Income before taxes and minority interest	14,771	20,051	(26)

Provision for income taxes	5,695	7,416	(23)

Net income before minority interest	9,076	12,635	(28)

Minority interest	529	587	(10)

Net income	$8,547	$12,048	(29)

     Revenue for the three months ended March 31, 2003 decreased 4% to $106.0 million from $109.9 million in 2002. Merchant Card Services revenue was $101.9 million for the quarter, down 3% from first quarter 2002 revenue of $104.6 million. Merchant Card Services transaction volume processed for the three months ended March 31, 2003 increased 8% to 952 million transactions from 881 million transactions in 2002. Merchant Card Services dollar volume processed for the three months ended March 31, 2003 increased 1% to $39.5 billion from $39.1 billion in 2002. The volume increases were primarily due to growth in existing national customers and the addition of new regional merchants. Merchant Card Services revenue declined despite these volume increases due primarily to price compression in the national merchant base, weak customer spending and the Company’s decision to exit the airline industry. Revenue from Payment Services was $4.0 million for the quarter, down 24% from first quarter of 2002 revenue of $5.3 million. This decrease was due to lower paper-based transactions from the Company’s Airlines Reporting Contract.

     Operating expense for the three months ended March 31, 2003 increased 1% to $82.8 million from $82.3 million in 2002 due primarily to increased processing volume in Merchant Card Services.

     General and administrative expense decreased by 6% to $4.3 million for the three months ended March 31, 2003 from $4.6 million in 2002 due primarily to lower compensation and incentive expenses.

     Depreciation and amortization increased 23% to $5.0 million for the three months ended March 31, 2003 from $4.0 million in 2002 due to additional depreciation from a new web-based merchant accounting and reporting system added in the second quarter of 2002, and a new data center added in the third quarter of 2002.

     Operating profit margin as a percentage of revenue decreased to 13% for the three months ended March 31, 2003 from 17% in 2002 due to the items discussed above.

     For the three months ended March 31, 2003, minority interest was $0.5 million, down 10% from $0.6 million in the first quarter of 2002. This decrease is due to lower earnings of ABN AMRO Merchant Services, LLC (“AAMS”) due to lower transaction volumes. AAMS is 70% owned by National Processing.

Net Interest Income

     Net interest income earned on the Company’s cash and cash equivalents for the three months ended March 31, 2003, was $0.8 million, down 19% from $1.0 million in the 2002 first quarter due to lower average interest rates in 2003, offset partially by higher balances.

Provision for Income Taxes

     The overall effective tax rate for the first quarter of 2003 was 38.6% compared to 37.0% for the same quarter a year ago. The increase in the effective tax rate was due to differences in state income tax rates among legal entities within the Company.

Forward-Looking Results of Operations

Airlines

     The Company currently processes card transactions for four of the largest airlines in the United States. Airline customers represented approximately 6% of the Company’s consolidated revenue for the three months ended March 31, 2003. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have various expiration dates extending through November 2005. U.S. Airways Group, Inc. and United Air Lines, Inc. are both merchant-processing customers of the Company. United Air Lines, Inc. is currently operating under Chapter 11 protection. In March 2003, U.S. Airways Group, Inc. emerged from bankruptcy court protection and is operating as a reorganized company. In the event of liquidation of one or more of the Company’s airline customers, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard® under the chargeback rules of those associations. See Note 6 to the Consolidated Financial Statements.

     At March 31, 2003, the dollar value of tickets purchased, but as yet unflown, was approximately $1.3 billion. Based upon available information, this is management’s best estimate of maximum potential chargebacks related to its airline customers. As of March 31, 2003, NCBK held $139.0 million in merchant deposits and withheld settlement funds for certain airline merchants. The merchant deposits collateralize only individual airline merchants. Of the total merchant deposits, $133.0 million was related to two airline merchants. During the second quarter of 2003, the Company’s contractual obligation to process card transactions for these two airline customers will cease and the merchants will transition to other card processors. As part of the transition, those airlines’ $133.0 million of deposits will be released as the Company’s contingent liability for future flights is reduced. These two airline merchants represent approximately 38% of the total contingent liability for unflown tickets.

     Based on current conditions in the airline industry and other information currently available to the Company, management believes the risk of material loss under the chargeback rules has increased since December 31, 2002 but is not probable as this time.

Additional Factors

     The Company is dependent on overall consumer spending trends. The Company is also currently experiencing increased pricing pressure in competing for new national merchants and in retaining the existing base of national merchants. These factors may impact the Company’s future revenue and operating profits.

Recent Accounting Pronouncements

Accounting for Exit or Disposal Activities

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in September 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 became effective for the Company January 1, 2003 and have not had a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so selects.

     Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003, will continue to be accounted for under APB 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the Consolidated Financial Statements until the last of those options vest in 2005.

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

Accounting for Guarantees

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional recognition and disclosure by a guarantor in its financial statements about its obligations under certain guarantees.

     The Company’s contingent obligation to honor chargebacks under merchant contracts is considered a performance guarantee under FIN 45. Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement. Performance guarantees are subject to both the recognition and disclosure requirements of FIN 45. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The required disclosures are included in Note 6 to the Consolidated Financial Statements. The recognition requirements of FIN 45 were adopted January 1, 2003 for new guarantees entered into after such date and did not have a material impact on the Company’s financial position or results of operations.

Seasonality

     The Company experiences seasonality in its businesses and typically realizes higher revenue from increased transaction volume in the summer and holiday months. Accounts receivable is generally highest in the fourth quarter as December is typically the highest volume month due to holiday sales.

Liquidity and Capital Resources

     The Company’s primary uses of capital resources include capital expenditures, working capital, and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

     The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During the three months ended March 31, 2003 and 2002, the Company’s capital expenditures totaled $1.7 million and $6.6 million, respectively. The decline in capital expenditures is due to a new web-based merchant accounting and reporting system and a new data center that were in process during the first quarter of 2002. Such expenditures were financed from operating cash flow, which totaled $46.7 million and $58.4 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in operating cash flow is due primarily to the timing of working capital items, including accounts receivable and income tax payments.

     On July 3, 2002, the Company acquired a portfolio of processing contracts $2.7 million in cash. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period plus an additional one-time payment of up to $1.0 million in the third quarter of 2003.

     In March 2003, the Company paid $2.4 million to the minority shareholder of AAMS. This payment represents the prorata share of earnings due to the minority shareholder for the year ended December 31, 2002.

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

Forward-Looking Statements and Risk Factors

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent filings with the Securities and Exchange Commission for risks and uncertainties that could cause actual results to differ materially.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Derivative Instruments

     The Company does not use derivative instruments.

Market Risk of Financial Instruments

     The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of March 31, 2003, the Company had $229 million in cash and cash equivalents. For the first quarter of 2003, National City also held an average of approximately $317 million of customer cash balances. The Company retains the incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

     Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, with respect to interest on the Company’s cash and cash equivalents and on customer funds maintained by NCBK. At March 31, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $4 million in annual pre-tax income. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $4 million in annual pre-tax income.

Item 4. Controls and Procedures

     Within 90 days of this report, an evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chairman and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

The exhibits filed as part of the Form 10-Q for the quarter period ended March 31, 2003, are accessible at no cost on the Company’s website at www.npc.net or through the United States Securities and Exchange Commission’s website at www.sec.gov. Copies of the exhibits may be requested at a cost of $0.30 per page from National Processing’s investor relations department.

EXHIBIT
NUMBER	DESCRIPTION

3.1 (i)	Amended Articles of Incorporation of the Registrant. (A)

3.1 (ii)	Code of Regulations of the Registrant. (A)

4.1	Specimen Certification for the Common Stock, without par value, of the Registrant. (B)

4.2	Registration Rights Agreement between the Registrant and National City Corporation, dated July 16, 1996. (B)

10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)

10.4	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)

10.5	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)

10.6	Employment Agreement and Undertaking of Confidentiality between the Registrant and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.7	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.8	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.9	Visa®U.S.A. Inc. Guaranty between National Processing, Inc. and Visa®U.S.A. Inc. dated August 6, 2002. (Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.11	National Processing Company 1996 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.12	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B) **

10.13	National Processing Company Short-Term Incentive Compensation Plan for Senior Executives, effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.14	National Processing Company Long-Term Incentive Compensation Plan for Senior Officers, as amended and restated effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.15	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)

10.16	Form of Severance Agreement between the Registrant and certain Senior Vice Presidents. (Incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.17	Form of Severance Agreement between the Registrant and certain Executive Vice Presidents. (Incorporated herein by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.18	Employment Agreement and Undertaking of Confidentiality between the Registrant and David Fountain dated October 27, 1998. (Incorporated herein by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.19	National Processing, Inc. 2001 Restricted Stock Plan. (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001) **

10.20	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.21	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.22	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

99.1	Chief Executive Officer 906 Certification dated May 9, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (Filed as Exhibit 99.1)

99.2	Chief Financial Officer 906 Certification dated May 9, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2003 (Filed as Exhibit 99.2)

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Registrant’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

b.                      Reports on Form 8-K

January 15, 2003: On January 15, 2003, the Registrant issued a news release reporting earnings for the fourth quarter and year ended December 31, 2002.

April 16, 2003: On April 16, 2003, the Registrant issued a news release reporting earnings for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: May 9, 2003	By: /s/ Jon L. Gorney

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 9, 2003	/s/ Jon L. Gorney Jon L. Gorney Chairman and Chief Executive Officer

CERTIFICATIONS

I, David E. Fountain, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Processing, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 9, 2003	/s/ David E. Fountain David E. Fountain Senior Vice President and Chief Financial Officer