Form 10-Q
period 2003-06-30
NATIONAL PROCESSING INC
filed 2003-08-08
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to______________

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2003 was 52,432,877.

NATIONAL PROCESSING, INC.

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	June 30	December 31	June 30
	2003	2002	2002

Assets
Current assets:
Cash and cash equivalents	$214,806	$185,513	$182,679
Accounts receivable – trade	113,456	152,132	108,003
Deferred tax assets	1,396	2,113	2,904
Other current assets	9,606	7,287	6,929

Total current assets	339,264	347,045	300,515
Property and equipment:
Furniture and equipment	51,641	51,253	55,301
Building and leasehold improvements	12,153	11,835	10,842
Software	39,702	37,666	35,922
Property leased from affiliate	4,173	4,173	4,173
Land and improvements	442	442	442

	108,111	105,369	106,680
Less: Accumulated depreciation and amortization	56,843	51,662	52,015

Property and equipment, net	51,268	53,707	54,665
Other assets:
Goodwill	115,195	91,227	91,227
Other intangible assets, net of accumulated amortization of $25,129, $21,470 and $17,946 at June 30, 2003, December 31, 2002, and June 30, 2002, respectively	48,070	41,990	41,614
Deferred tax assets	10,444	12,231	12,801
Other assets	4,061	4,304	3,421

Total other assets	177,770	149,752	149,063

Total assets	$568,302	$550,504	$504,243

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable – trade	$23,612	$23,006	$21,533
Accrued bankcard assessments	24,562	27,645	25,459
Accrued compensation and benefits	2,583	3,321	3,086
Income tax payable	11,606	17,211	9,905
Other accrued liabilities	25,130	18,744	12,081

Total current liabilities	87,493	89,927	72,064
Obligations under capital leases	2,093	1,732	1,797
Minority interest	1,247	2,462	2,040

Total liabilities	90,833	94,121	75,901
Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, without par value; 95,000,000 shares authorized; 52,245,178, 52,093,945, and 52,040,701 issued and outstanding at June 30, 2003, December 31, 2002, and June 30, 2002, respectively	1	1	1
Contributed capital	200,120	198,728	197,570
Unearned compensation	(230)	(311)	(364)
Retained earnings	277,578	257,965	231,135

Total shareholders’ equity	477,469	456,383	428,342

Total liabilities and shareholders’ equity	$568,302	$550,504	$504,243

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Revenue	$113,614	$112,664	$219,568	$222,609
Operating expenses	83,172	80,859	165,924	163,163
General and administrative expenses	5,748	4,082	10,054	8,684
Depreciation and amortization	5,044	4,456	10,011	8,479
Impairment, restructuring, and related expenses	1,273	1,650	1,273	1,650

Operating profit	18,377	21,617	32,306	40,633
Net interest income	830	1,069	1,672	2,104

Income before provision for income taxes and minority interest	19,207	22,686	33,978	42,737
Provision for income taxes	7,444	9,861	13,139	17,277

Income before minority interest	11,763	12,825	20,839	25,460
Minority interest	697	626	1,226	1,213

Net income	$11,066	$12,199	$19,613	$24,247

Basic net income per common share	$0.21	$0.23	$0.38	$0.47

Diluted net income per common share	$0.21	$0.23	$0.37	$0.46

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

	Common	Common	Contributed	Unearned	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total

Balance at January 1, 2003	52,093,945	$1	$198,728	$(311)	$257,965	$456,383
Net income	—	—	—	—	19,613	19,613
Issuance of common shares under stock-based compensation plans, including related tax effects	151,233	—	1,392	81	—	1,473

Balance at June 30, 2003	52,245,178	$1	$200,120	$(230)	$277,578	$477,469

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended
	June 30

	2003	2002

Operating Activities
Net income	$19,613	$24,247
Items not requiring cash currently:
Depreciation and amortization	10,011	8,479
Restructuring, divestiture and impairment charges	1,273	1,650
Deferred income taxes	2,504	904
Loss on disposition of fixed assets	33	180
Minority interest	1,226	1,213
Change in current assets and liabilities:
Accounts receivable – trade	41,989	55,641
Accounts payable – trade	(1,601)	2,453
Accrued bankcard assessments	(3,188)	(2,654)
Income taxes payable	(5,382)	2,830
Other current assets/liabilities	(409)	(6,124)
Other, net	7	(139)

Net cash provided by operating activities	66,076	88,680
Investing Activities
Capital expenditures	(3,408)	(10,559)
Acquisitions, net of cash received	(32,356)	—

Net cash used in investing activities	(35,764)	(10,559)
Financing Activities
Principal payments under capital lease obligations	(65)	(65)
Distribution to minority shareholder	(2,441)	—
Issuance of common stock under stock-based compensation plans	1,487	3,366

Net cash (used in) provided by financing activities	(1,019)	3,301

Net increase in cash and cash equivalents	29,293	81,422
Cash and cash equivalents, beginning of period	185,513	101,257

Cash and cash equivalents, end of period	$214,806	$182,679

Supplemental cash flow information:
Taxes paid	$16,244	$13,819

See notes to consolidated financial statements

National Processing, Inc.
Notes to Consolidated Financial Statements
Unaudited

1.	ORGANIZATION AND BUSINESS

Organization

     National Processing, Inc. and its subsidiaries (the “Company”) are providers of electronic payment processing services headquartered in Louisville, Kentucky. The Company is 85% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio.

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

     Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. In the healthcare industry, Payment Services provides financial settlement and reporting to healthcare organizations such as insurance companies, managed care organizations, and self-insured organizations. Payment Services represents approximately 4% of the Company’s revenue. Payment Services does not meet the materiality thresholds for separate disclosures of segment information as defined in Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. As a result, these Notes to Consolidated Financial Statements do not include segment disclosures.

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

     The consolidated financial statements include the accounts of National Processing, Inc. and its subsidiaries, including a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”). The results of operations of AAMS are included in the consolidated financial statements, and the 30% minority ownership interest has been accounted for as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

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

Revenue Recognition

     The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. Interchange and debit network fees for the three months ended June 30, 2003 and 2002 were $611 million and $622 million, respectively. For the six months ended June 30, 2003 and 2002, interchange and debit network fees were $1.182 billion and $1.184 billion, respectively.

     The Company records assessments charged by credit card associations as operating expense in the Consolidated Statements of Income, as the Company is the primary obligor of these costs. Assessment expense for each of the three months ended June 30, 2003 and 2002 was $33.0 million and $34.2 million, respectively. For the six months ended June 30, 2003 and 2002, assessment expense was $64.2 million and $65.4 million, respectively.

Stock-Based Compensation

     The Company has various stock-based compensation plans that allow for the granting of stock to eligible employees and directors. Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options was not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. Compensation expense for restricted share awards is recognized ratably over the period of service, generally the restricted period, based on the fair value of the stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value method of recording stock options under the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation expense for employee stock options granted after January 1, 2003 are recognized in the Consolidated Financial Statements under the fair value method.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to employee options for all periods. For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

(in thousands, except share amounts)	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Net income, as reported	$11,066	$12,199	$19,613	$24,247
Add: Stock option expense included in net income under fair value based method, net of related tax effects	5	—	5	—
Deduct: Total stock option expense determined under fair value based method, net of related tax effects	(1,795)	(1,894)	(3,766)	(3,380)

Pro forma net income	$9,276	$10,305	$15,852	$20,867

Earnings per share:
Basic – as reported	$0.21	$0.23	$0.38	$0.47

Basic – pro forma	$0.18	$0.20	$0.30	$0.40

Diluted – as reported	$0.21	$0.23	$0.37	$0.46

Diluted – pro forma	$0.18	$0.20	$0.30	$0.40

     The following weighted-average assumptions were used in the option-pricing model for stock options issued in each of the respective years:

	2003	2002	2001	2000

Risk free interest rate	2.6%	3.6%	5.5%	5.0%
Expected option life	4 years	4 years	7 years	7 years
Expected dividend yield	0%	0%	0%	0%
Volatility factor	.473	.485	.495	.479
Weighted average grant date fair value of options	$6.38	$11.45	$15.14	$6.36

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Exit or Disposal Activities

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 became effective for the Company January 1, 2003 and have not had a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so elects.

     Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options will be applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003 will continue to be accounted for under APB 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the Consolidated Financial Statements until the last of those options vest in 2005.

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

Accounting for Guarantees

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional recognition and disclosure by a guarantor in its financial statements about its obligations under certain guarantees.

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

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     FIN 46 was effective immediately for new entities created or acquired after February 1, 2003 and became effective on July 1, 2003, for entities in which the Company had a variable interest prior to February 1, 2003. The provisions of FIN 46 have not had a material impact on the Company’s results of operations, financial position or liquidity through June 30, 2003. Further, the Company believes that the future provisions of FIN 46 will not have a material impact on the Company’s results of operations, financial position or liquidity.

4.	ACQUISITIONS

     On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. (“BPS”) from Bridgeview Bank and Trust Company for $32.4 million in cash. The preliminary allocation of the purchase price increased the Company’s goodwill by approximately $24 million. The remainder of the purchase price was primarily allocated to merchant contracts, which are included in other intangible assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis over 5 years. The results of operations for BPS have been included in the Consolidated Financial Statements since the date of acquisition. Incremental revenue as a result of this acquisition was $1.2 million for the quarter ended June 30, 2003.

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

     In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company eliminated 48 information technology positions which resulted in severance for approximately 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The remaining obligations for these initiatives are included in other accrued liabilities on the Consolidated Balance Sheet. A rollforward of the liability for severance and related expenses related to these initiatives is presented in the table below.

(in thousands)	Six Months Ended
June 30, 2003

Beginning balance	$—
Severance and related charges	1,273
Payments and adjustments	(134)

Ending balance	$1,139

     In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeded the pre-tax amount due to additional tax provisions required for nondeductible losses and dividends from foreign subsidiaries. As of June 30, 2003, the Company had $0.5 million remaining in accrued liabilities for future obligations related to this closure.

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

     A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard® for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the period from March through June 2003, this amount totaled approximately $49 billion. At June 30, 2003, the Company had $3.2 million of unresolved chargebacks that were in process of resolution.

     For the three months ended June 30, 2003 and 2002, the Company processed $36.0 million and $38.4 million, respectively, in chargebacks presented by issuing banks. For the six months ended

June 30, 2003 and 2002, the Company processed $76.2 million and $87.0 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended June 30, 2003 and 2002 were $0.8 million and $1.0 million, respectively. Actual losses recorded for the six months ended June 30, 2003 and 2002 were $1.8 million and $2.3 million, respectively. The Company accrues for probable losses based on historical experience and at June 30, 2003 had $1.1 million recorded in other accrued liabilities for expected losses.

     In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (“delayed-delivery”), the potential for this contingent liability increases. For the six months ended June 30, 2003, the Company processed approximately $7.4 billion of merchant transactions related to delayed-delivery purchases.

     The Company currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Company’s other airline customer, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard® under the chargeback rules of those associations. At June 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $931 million, of which approximately $490 million pertained to United Airlines. Based upon available information, these amounts represent management’s best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of June 30, 2003, the Company held no significant collateral under these contracts.

     During the second quarter of 2003, the Company’s obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At June 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $151 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these concluded contracts. As of June 30, 2003, the Company held cash collateral of $9.0 million and third-party indemnifications of $125 million against this remaining chargeback exposure.

     Based on current conditions in the airline industry and other information currently available to the Company, management believes the risk of a material loss under the chargeback rules has increased since December 31, 2002 but is not probable at this time.

MasterCard® Guarantee

     On May 16, 2003, the Company provided a financial guarantee relating to NCBK’s obligations with MasterCard®. The agreement guarantees the payment of NCBK’s membership obligations pursuant to its license agreement with MasterCard®, the Bylaws and Rules of MasterCard®, and all regulations and policies of MasterCard® should NCBK default or fail to meet its obligations of membership. The Company’s primary risk under this guarantee is related to potential chargebacks; however, the Company believes its exposure to a material loss under the guarantee is not probable at this time. The Company processes all transactions received from MasterCard® by NCBK under the exclusive terms of the Sponsorship Agreement.

Visa® Guarantee

     On August 6, 2002, the Company provided a financial guarantee relating to NCBK’s membership obligations with Visa®. The agreement guarantees the payment of NCBK’s membership obligations pursuant to the Visa® Certificate of Incorporation and Amendments, Bylaws, rules, policies and operating rules should NCBK default or fail to meet its obligations of membership including NCBK’s obligations to pay any Visa® member attendant to NCBK’s membership in Visa®, and Visa’s expenses incurred in payment of such obligations on NCBK’s behalf or otherwise because of NCBK’s failure to meet such obligations. The Company’s primary risk under this guarantee is related to potential chargebacks; however, the Company believes its exposure to a material loss under the guarantee is not probable at this time. The Company processes all transactions received from Visa® by NCBK under the exclusive terms of the Sponsorship Agreement.

Litigation

     In the normal course of business, the Company is involved in litigation from time to time. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

7.	NET INCOME PER COMMON SHARE

     The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

BASIC
Net income	$11,066	$12,199	$19,613	$24,247

Average common shares outstanding	52,213	52,010	52,168	51,935

Net income per common share – basic	$0.21	$0.23	$0.38	$0.47

DILUTED
Net income	$11,066	$12,199	$19,613	$24,247

Average common shares outstanding	52,213	52,010	52,168	51,935
Dilutive effect of stock options	239	714	209	690

Average common shares outstanding – diluted	52,452	52,724	52,377	52,625

Net income per common share – diluted	$0.21	$0.23	$0.37	$0.46

8.	TRANSACTIONS WITH AFFILIATES

     The Company leases certain facilities from NCBK, a wholly owned subsidiary of National City, under long-term agreements classified as “Property Leased from Affiliate” in the accompanying Consolidated Balance Sheets. The Company has paid $0.1 million, including interest, under this lease for each of the six months ended June 30, 2003 and 2002.

     Substantially all of the Company’s cash and cash equivalents are held at NCBK and other National City banking subsidiaries. The majority of the interest income and earnings on customer balances included in the Consolidated Statements of Income are derived from accounts held at NCBK and other National City banking subsidiaries.

     The Company receives certain administrative services, such as internal audit and legal services, from National City and its affiliates. The Company also uses NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services are included in general and administrative expenses and totaled $0.8 million and $1.6 million for the quarter and six months ended June 30, 2003 respectively. For the quarter and six months ended June 30, 2002, charges for these services totaled $0.5 million and $1.0 million, respectively. As of June 30, 2003, $0.1 million was due to National City. As of December 31, 2002 and June 30, 2002, no amounts were due to or from National City.

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

Income Taxes

     The Company is included in the consolidated federal income tax return of National City. National City allocates income taxes to the Company as if it were a stand-alone tax paying entity. Deferred tax assets and liabilities are recognized, as certain items are required to be treated differently for financial statement purposes versus how they are treated for tax purposes.

     Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of June 30, 2003, the Company had net deferred tax assets of $11.8 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it is likely that a taxing authority may take a sustainable position on a matter contrary to the Company’s position.

Long-Lived Assets

     Long-lived assets, consisting primarily of property and equipment, goodwill, and other intangible assets, comprise a significant portion of the Company’s total assets.

     Property and equipment, net of accumulated depreciation and amortization, totaled $51.3 million as of June 30, 2003, which represented 9% of total assets. Useful lives of property and equipment (which includes internal-use software) are estimated in order to determine the amount of depreciation expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in the value of the assets. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

     Internal-use software is a component of property and equipment. The Company capitalizes certain costs incurred to develop or obtain internal-use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes costs once the preliminary project stage has been completed, management has approved funding for the project, and it is probable the project will be completed and the software will be used for its intended use. Capitalized software development and purchased software are recorded at cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from three to ten years. Software development costs may become impaired due to technological obsolescence of the project or where development efforts are abandoned due to changes in business plans. For purposes of depreciation and impairment, capitalized costs are treated in the same manner as other property and equipment.

     Goodwill and other intangible assets, net of accumulated amortization, totaled $163.3 million as of June 30, 2003, which represented 29% of total assets. The Company determines amortization periods for intangible assets based on estimated future cash flows. The Company analyzes goodwill and other intangible assets for impairment on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company makes estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets.

Chargebacks and Other Contingencies

     The Company records reserves for chargebacks and contingent liabilities when such amounts are deemed to be probable and estimable in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies. The required reserves may change in the future due to new developments including, but not limited to, changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required. (See Note 6 to the accompanying Consolidated Financial Statements.)

Components of Revenue and Expense

Revenue

     Merchant Card Services represents approximately 96% of the Company’s revenue. Payment Services represents approximately 4% of the Company’s revenue.

     Approximately 95% of Merchant Card Services revenue is derived from processing contracts with merchants for the authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. Interchange and debit network fees for the three months ended June 30, 2003 and 2002 were $611 million and $622 million respectively. For the six months ended June 30, 2003 and 2002, interchange and debit network fees were $1.182 billion and $1.184 billion, respectively. The decrease in interchange and debit network in 2003 compared to 2002 is attributed to lower dollar processing volume primarily as a result of the Company’s decision to exit processing for airline merchants. The remainder of Merchant Card Services revenue is derived from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

     Approximately 50% of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis. The remainder of Payment Services revenue is derived from other non-card based electronic settlement products. Revenue is recorded in the period services are provided.

     A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by National City pursuant to contractual terms. For the three months ended June 30, 2003 and 2002, earnings on customer balances were $0.6 million and $0.9 million, respectively. For the six months ended June 30, 2003 and 2002, earnings on customer balances were $1.1 million and $2.0 million, respectively.

Expense

     Bankcard assessments are liabilities to Visa® and MasterCard® that originate from the Company’s agreements with these agencies. Bankcard assessment expense is the largest component of operating expense and amounted to $33.0 million and $34.2 million for the three months ended June 30, 2003 and 2002. Assessment expense for the six months ended June 30, 2002 and 2001 was $64.2 million and $65.4 million, respectively. Operating expense also includes costs of providing services to customers including wages and personnel costs, authorization fees, commissions paid to independent sales organizations, and data processing costs.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

(Dollars in thousands)
			% Change from Prior
	2003	2002	Year

Revenue	$113,614	$112,664	1
Operating expenses	83,172	80,859	3
General and administrative expenses	5,748	4,082	41
Depreciation and amortization	5,044	4,456	13
Impairment, restructuring and related expenses	1,273	1,650	(23)

Operating profit	18,377	21,617	(15)
Net interest income	830	1,069	(22)

Income before taxes and minority interest	19,207	22,686	(15)
Provision for income taxes	7,444	9,861	(25)

Net income before minority interest	11,763	12,825	(8)
Minority interest	697	626	11

Net income	$11,066	$12,199	(9)

     Revenue for the three months ended June 30, 2003 increased 1% to $113.6 million from $112.7 million in 2002.

     Merchant Card Services revenue was $109.6 million for the quarter, up 2% from second quarter 2002 revenue of $107.6 million. Merchant Card Services transaction volume processed for the three months ended June 30, 2003 increased 8% to 1.03 billion transactions from 955 million transactions in 2002. Merchant Card Services dollar volume processed for the three months ended June 30, 2003 decreased 2% to $42.2 billion from $42.9 billion in 2002. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. The dollar volume processed has trailed transaction growth primarily as a result of the Company’s initiative to exit merchant processing for airlines, which have a large average ticket per transaction. Revenue also trailed transaction volume growth due to price compression in the national merchant base.

     Revenue from Payment Services was $4.0 million for the quarter, down 20% from second quarter of 2002 revenue of $5.0 million. This decrease was due to lower paper-based transactions from the Company’s Airlines Reporting Corporation Contract.

     Operating expenses for the three months ended June 30, 2003 increased 3% to $83.2 million from $80.9 million in 2002 due primarily to increased transaction volume in Merchant Card Services.

     General and administrative expenses increased by 41% to $5.8 million for the three months ended June 30, 2003 from $4.1 million in 2002 due to increased legal expenses associated with the Company’s airline contracts, increased banking and administrative fees for services performed by National City, and increases for annual incentive compensation programs.

     Depreciation and amortization increased 13% to $5.0 million for the three months ended June 30, 2003 from $4.5 million in 2002 due to additional depreciation from a new data center added in the third quarter of 2002.

     In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company eliminated 48 information technology positions which resulted in severance for 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The Company recorded a charge of $1.3 million in the second quarter of 2003 related to these initiatives. As of June 30, 2003, the Company had $1.1 million remaining in accrued liabilities related to these charges.

     In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a restructuring charge of $1.7 million in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. As of June 30, 2003, the Company had $0.5 million remaining in accrued liabilities for future obligations related to this closure.

     Operating profit margin as a percentage of revenue decreased to 16% for the three months ended June 30, 2003 from 19% in 2002 due to the items discussed above.

     Net interest income earned on the Company’s cash and cash equivalents for the three months ended June 30, 2003 was $0.8 million, down 22% from $1.1 million in the 2002 second quarter due to lower average interest rates in 2003, offset partially by higher balances.

     The overall effective tax rate for the second quarter of 2003 was 38.8% compared to 43.5% for the same quarter a year ago. The decrease in the effective tax rate was due to additional provisions in the second quarter of 2002 related to exiting foreign operations.

     For the three months ended June 30, 2003, minority interest was $0.7 million, up 11% from $0.6 million in the second quarter of 2002. This increase is due to higher earnings from AAMS, which is 70% owned by National Processing.

     Net income decreased 9% to $11.1 million for the three months ended June 30, 2003 from $12.2 million in 2002 due to the items discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

			% Change from Prior
	2003	2002	Year

Revenue	$219,568	$222,609	(1)
Operating expenses	165,924	163,163	2
General and administrative expenses	10,054	8,684	16
Depreciation and amortization	10,011	8,479	18
Impairment, restructuring and related expenses	1,273	1,650	(23)

Operating profit	32,306	40,633	(20)
Net interest income	1,672	2,104	(21)

Income before taxes and minority interest	33,978	42,737	(20)
Provision for income taxes	13,139	17,277	(24)

Net income before minority interest	20,839	25,460	(18)
Minority interest	1,226	1,213	1

Net income	$19,613	$24,247	(19)

     Revenue for the six months ended June 30, 2003 decreased 1% to $219.6 million from $222.6 million in 2002.

     Merchant Card Services revenue was $211.5 million for the six months ended June 30, 2003, compared to $212.2 million in 2002. Merchant Card Services transaction volume processed for the six months ended June 30, 2003 increased 8% to 1.982 billion transactions from 1.836 billion transactions in 2002. Merchant Card Services dollar volume processed for the six months ended June 30, 2003 was $81.6 billion compared to $82.0 billion in 2002. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. The dollar volume processed has trailed transaction growth primarily as a result of the Company’s initiative to exit merchant processing for airlines, which have a large average ticket per transaction. Revenue also trailed transaction volume growth due to price compression in the national merchant base and the Company’s decision to exit the airline industry.

     Revenue from Payment Services was $8.1 million for the six months ended June 30, 2003, down 22% from 2002 revenue of $10.4 million. This decrease was due to lower paper-based transactions from the Company’s Airlines Reporting Corporation Contract.

     Operating expenses for the six months ended June 30, 2003 increased 2% to $165.9 million from $163.2 million in 2002 due primarily to increased transaction volume in Merchant Card Services.

     General and administrative expenses increased by 16% to $10.1 for the six months ended June 30, 2003 from $8.7 million in 2002 due primarily to increased legal expenses associated with the Company’s airline contracts and increased banking and administrative fees for services performed by National City.

     Depreciation and amortization increased 18% to $10.0 million for the six months ended June 30, 2003 from $8.5 million in 2002 due to additional depreciation from a new web-based merchant accounting and reporting system added in the second quarter of 2002 and a new data center added in the third quarter of 2002.

     In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company eliminated 48 information technology positions which resulted in severance for 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The Company recorded a charge of $1.3 million in the second quarter of 2003 related to these initiatives. As of June 30, 2003, the Company had $1.1 million remaining in accrued liabilities related to these charges.

     In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a restructuring charge of $1.7 million in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. As of June 30, 2003, the Company had $0.5 million remaining in accrued liabilities for future obligations related to this closure.

     Operating profit margin as a percentage of revenue decreased to 15% for the six months ended June 30, 2003 from 18% in 2002 due to the items discussed above.

     Net interest income earned on the Company’s cash and cash equivalents for the six months ended June 30, 2003 was $1.7 million, down 21% from $2.1 million for the six months ended June 30, 2002 due to lower average interest rates in 2003, offset partially by higher balances.

     The overall effective tax rate for the six months ended June 30, 2003 was 38.7% compared to 40.4% for the same period a year ago. The decrease is due to additional provisions in 2002 related to exiting foreign operations.

     For the six months ended June 30, 2003 and 2002, minority interest was $1.2 million. Minority interest is based on earnings from AAMS, which is 70% owned by National Processing.

     Net income decreased 19% to $19.6 million for the six months ended June 30, 2003 from $24.2 million in 2002 due to the items discussed above.

Forward-Looking Results of Operations

Airlines

     The Company currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Company’s other airline customer, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard® under the chargeback rules of those associations. At June 30, 2003, the dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $931 million, of which approximately $490 million pertained to United Airlines. Based upon available information, these amounts represent management’s best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of June 30, 2003, the Company held no significant collateral under these contracts.

     During the second quarter of 2003, the Company’s obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At June 30, 2003, the dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $151 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these concluded contracts. As of June 30, 2003, the Company held cash collateral of $9.0 million and third-party indemnifications of $125 million against this remaining chargeback exposure.

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

Recent Accounting Pronouncements

Accounting for Exit or Disposal Activities

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 became effective for the Company January 1, 2003 and have not had a material impact on the Company’s results of operations, financial position, or liquidity.

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so elects.

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

Accounting for Guarantees

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional recognition and disclosure by a guarantor in its financial statements about its obligations under certain guarantees.

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

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     FIN 46 was effective immediately for new entities created or acquired after February 1, 2003 and became effective on July 1, 2003, for entities in which the Company had a variable interest prior to February 1, 2003. The provisions of FIN 46 have not had a material impact on the Company’s results of operations, financial position or liquidity through June 30, 2003. Further, the Company believes that the future provisions of FIN 46 will not have a material impact on the Company’s results of operations, financial position or liquidity.

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

     The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During the six months ended June 30, 2003 and 2002, the Company’s capital expenditures totaled $3.4 million and $10.6 million, respectively. The decline in capital expenditures is due to two large capital investments in 2002 - a new web-based merchant accounting and reporting system and a new data center. Such expenditures were financed from operating cash flow, which totaled $66.1 million and $88.7 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in operating cash flow is due to lower income and the timing of working capital items, including accounts receivable, accounts payable, and income tax payments.

     On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. from Bridgeview Bank and

Trust Company for $32.4 million in cash.

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

Forward-Looking Statements

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. Forward-looking statements may be identified by the use of words such as “may,” “will,” “intend,” “expect,” “believe,” “anticipate,” “plan,” “estimate,” “project,” “target,” “forecast,” “seek” and other similar words used in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s expectations that involve a number of risks and uncertainties, and, although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Company’s ability to execute its business plans; changes in general economic conditions in the United States and other relevant economies; changes in consumer spending habits; changes in the growth rate of the card processing industry from recent years; ability to execute the Company’s acquisition strategy; successful integration of acquisitions; consolidation in the banking, card processing or electronic payment settlement industries; consolidation of major customers or industries serviced; industry competition; renewal of major customer relationships; changes in interest rates; governmental and economic stability in foreign countries in which the Company operates; litigation or changes in existing litigation, chargebacks, customer bankruptcy, claims and assessments; reliance on third party processing relationships; changes in banking regulations; changes in credit card association rules, regulations or operations; changes in other laws or regulations that impact the Company’s business; changes in accounting policies and procedures as may be required due to new accounting pronouncements of the Financial Accounting Standards Board or other regulatory agencies; technological changes; timely and successful implementation of future processing systems projects; financial or other business impacts due to systems infiltrations; and successful business continuity plans. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent filings with the Securities and Exchange Commission. You are advised to consult any further disclosures the Company makes on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports filed with the Commission. Copies of the Company’s filings with the Commission are available at no cost on the Commission’s web site at www.sec.gov or on the Company’s web site at www.npc.net.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

     The Company does not use derivative instruments.

Market Risk of Financial Instruments

     The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of June 30, 2003, the Company had $215 million in cash and cash equivalents. For the first six months of 2003, NCBK also held an average of approximately $285 million of customer cash balances. The Company retains the incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

     Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, with respect to interest on the Company’s cash and cash equivalents and on customer funds maintained by NCBK. At June 30, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $4 million in annual pre-tax income. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $4 million in annual pre-tax income.

Item 4. Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of June 30, 2003 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2003, at the Annual Shareholders Meeting of the Company, the shareholders took the following actions:

1.	Elected as directors all nominees designated in the proxy statement dated March 28, 2003 as follows:

	Number of Votes
	For	Withheld

Paul G. Clark	51,028,274	0
Jeffrey P. Gotschall	51,471,546	0
Jeffrey D. Kelly	51,029,124	0
J. Armando Ramirez	51,028,274	0

Directors whose terms continued after the Annual Shareholders Meeting include: Aureliano Gonzalez-Baz, Jon L. Gorney, Preston B. Heller, Jr., and Robert G. Siefers.

2.	Approved the amendment to the National Processing, Inc. Code of Regulations: 50,319,539 votes cast for, 1,385,843 votes cast against, and 37,981 votes abstained.

3.	Approved the Audit Committee’s selection of Ernst & Young LLP as independent auditor for the Company for 2003: 51,431,846 votes cast for, 304,839 votes cast against, and 6,678 votes abstained.

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

     The exhibits filed as part of the Form 10-Q for the quarter ended June 30, 2003 are accessible at no cost on the Company’s website at www.npc.net or through the Securities and Exchange Commission’s website at www.sec.gov. Copies of the exhibits may be requested at a cost of $0.30 per page from National Processing’s investor relations department.

EXHIBIT	DESCRIPTION
NUMBER

3.1 (i)	Amended Articles of Incorporation of the Company. (A)
3.1(ii)	Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company. (Filed as Exhibit 3.1 (ii))
4.1	Specimen Certification for the Common Stock, without par value, of the Company. (B)
4.2	Registration Rights Agreement between the Company and National City Corporation, dated July 16, 1996. (B)
10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)
10.3	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)
10.4	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996.(B)
10.5	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)
10.6	Employment Agreement and Undertaking of Confidentiality between the Company and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.7	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.8	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.9	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.10	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.11	National Processing Company 1996 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.12	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B) **
10.13	National Processing Company Short-Term Incentive Compensation Plan for Senior Executives, effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.14	National Processing Company Long-Term Incentive Compensation Plan for Senior Officers, as amended and restated effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.15	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)
10.16	Form of Severance Agreement between the Company and certain Senior Vice Presidents. (Incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.17	Form of Severance Agreement between the Company and certain Executive Vice Presidents. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.18	Employment Agreement and Undertaking of Confidentiality between the Company and David Fountain dated October 27, 1998. (Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.19	National Processing, Inc. 2001 Restricted Stock Plan. (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001) **
10.20	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.21	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.22	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.23	Guarantee between National Processing, Inc. and MasterCard® International Incorporated dated May 16, 2003. (Filed as Exhibit 10.23)
14	Senior Financial Officers Code of Ethics (Incorporated herein by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
31.1	Chief Executive Officer 302 Certification dated August 8, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (Filed as Exhibit 31.1)
31.2	Chief Financial Officer 302 Certification dated August 8, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (Filed as Exhibit 31.2)
32.1	Chief Executive Officer 906 Certification dated August 8, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2003. (Filed as Exhibit 32.1)
32.2	Chief Financial Officer 906 Certification dated August 8, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2003. (Filed as Exhibit 32.2)

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.
(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.
**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

b.	Reports on Form 8-K

     April 16, 2003: On April 16, 2003, the Company issued a news release reporting earnings and including a financial summary for the quarter ended March 31, 2003.

     June 6, 2003: On June 6, 2003, the Company issued a news release announcing its wholly-owned subsidiary, National Processing Company, LLC, entered into a stock purchase agreement to acquire Bridgeview Payment Solutions, Inc.

     June 11, 2003: On June 9, 2003, the Company’s wholly-owned subsidiary, National Processing Company, LLC, announced that it acquired Bridgeview Payment Solutions, Inc. through a stock purchase agreement dated June 5, 2003.

     July 16, 2003: On July 16, 2003, the Company issued a news release reporting earnings and including a financial summary for the quarter and six months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date:	August 8, 2003	By: /s/ Jon L. Gorney Jon L. Gorney Chairman and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)