Form 10-Q
period 2003-09-30
NATIONAL PROCESSING INC
filed 2003-11-07
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 1-11905

National Processing, Inc.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	61-1303983 (I.R.S. Employer Identification No.)

C/O National Processing Company, LLC 1231 Durrett Lane Louisville, Kentucky (Address of principal executive offices)	40213-2008 (Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2003 was 52,905,717.

NATIONAL PROCESSING, INC.

INDEX

		Page No.

Part I	Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets - September 30, 2003,

	December 31, 2002, and September 30, 2002	3

	Consolidated Statements of Income - Three and Nine

	Months Ended September 30, 2003 and 2002	4

	Consolidated Statement of Changes in Shareholders'

	Equity - Nine Months Ended September 30, 2003	5

	Consolidated Statements of Cash Flows -

	Nine Months Ended September 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of

	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About

	Market Risk	27

Item 4.	Controls and Procedures	28

Part II	Other Information

Item 1.	Legal Proceedings (None)	29

Item 2.	Changes in Securities and Use of Proceeds (None)	29

Item 3.	Defaults Upon Senior Securities (None)	29

Item 4.	Submission of Matters to a Vote of Security Holders (None)	29

Item 5.	Other Information (None)	29

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		31

National Processing, Inc.
Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	September 30	December 31	September 30
	2003	2002	2002

Assets

Current assets:

Cash and cash equivalents	$254,144	$185,513	$209,548

Accounts receivable — trade	97,032	152,132	96,661

Deferred tax assets	2,288	2,113	2,672

Other current assets	9,050	7,287	5,960

Total current assets	362,514	347,045	314,841

Property and equipment:

Furniture and equipment	51,709	51,253	54,361

Building and leasehold improvements	12,291	11,835	11,815

Software	40,285	37,666	38,042

Property leased under capital leases	4,599	4,173	4,173

Land and improvements	442	442	442

	109,326	105,369	108,833

Less: Accumulated depreciation and amortization	59,673	51,662	54,533

Property and equipment, net	49,653	53,707	54,300

Other assets:

Goodwill	115,237	91,227	91,227

Other intangible assets, net of accumulated amortization of $27,657, $21,470 and $19,699 at September 30, 2003, December 31, 2002, and September 30, 2002, respectively	45,842	41,990	43,261

Deferred tax assets	9,067	12,231	11,588

Other assets	4,272	4,304	4,190

Total other assets	174,418	149,752	150,266

Total assets	$586,585	$550,504	$519,407

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable — trade	$24,968	$23,006	$21,087

Accrued bankcard assessments	25,214	27,645	24,726

Accrued compensation and benefits	3,346	3,321	3,300

Income tax payable	12,569	17,211	8,647

Other accrued liabilities	21,061	18,744	14,886

Total current liabilities	87,158	89,927	72,646

Obligations under capital leases	2,013	1,732	1,764

Minority interest	2,058	2,462	2,720

Total liabilities	91,229	94,121	77,130

Shareholders’ equity:

Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—

Common stock, without par value; 95,000,000 shares authorized; 52,461,284, 52,093,945, and 52,081,146 issued and outstanding at September 30, 2003, December 31, 2002, and September 30, 2002, respectively	1	1	1

Contributed capital	203,600	198,728	198,821

Stock-based compensation plans	(132)	(311)	(366)

Retained earnings	291,887	257,965	243,821

Total shareholders’ equity	495,356	456,383	442,277

Total liabilities and shareholders’ equity	$586,585	$550,504	$519,407

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenue	$124,997	$114,486	$344,565	$337,095

Operating expenses	88,954	81,498	254,878	244,661

General and administrative expenses	6,158	9,851	16,212	18,535

Depreciation and amortization	5,653	5,012	15,664	13,491

Impairment, restructuring, and related expenses	—	—	1,273	1,650

Operating profit	24,232	18,125	56,538	58,758

Net interest income	698	1,190	2,370	3,294

Income before provision for income taxes and minority interest	24,930	19,315	58,908	62,052

Provision for income taxes	9,811	5,949	22,950	23,226

Income before minority interest	15,119	13,366	35,958	38,826

Minority interest	810	680	2,036	1,893

Net income	$14,309	$12,686	$33,922	$36,933

Basic net income per common share	$0.27	$0.24	$0.65	$0.71

Diluted net income per common share	$0.27	$0.24	$0.65	$0.70

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

				Stock-Based
	Common	Common	Contributed	Compensation	Retained
	Shares	Stock	Capital	Plans	Earnings	Total

Balance at January 1, 2003	52,093,945	$1	$198,728	$(311)	$257,965	$456,383

Net income	—	—	—	—	33,922	33,922

Issuance of common shares under stock-based compensation plans, including related tax effects	518,439	—	4,872	179	—	5,051

Balance at September 30, 2003	52,612,384	$1	$203,600	$(132)	$291,887	$495,356

See notes to consolidated financial statements

National Processing, Inc.
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended
	September 30

	2003	2002

Operating Activities

Net income	$33,922	$36,933

Items not requiring cash currently:

Depreciation and amortization	15,664	13,491

Impairment, restructuring and related expenses	1,273	1,650

Deferred income taxes	2,989	2,349

Loss on disposition of fixed assets	78	309

Change in current assets and liabilities:

Accounts receivable — trade	58,413	66,983

Accounts payable — trade	(245)	2,007

Accrued bankcard assessments	(2,536)	(3,387)

Income taxes payable	(3,860)	1,954

Other current assets/liabilities	(2,500)	(2,836)

Other, net	352	306

Minority interest, net of distributions	(404)	1,893

Net cash provided by operating activities	103,146	121,652

Investing Activities

Capital expenditures	(4,963)	(13,582)

Acquisitions, net of cash received	(33,356)	(2,700)

Net cash used in investing activities	(38,319)	(16,282)

Financing Activities

Principal payments under capital lease obligations	(145)	(98)

Issuance of common stock under stock-based compensation plans	3,949	3,019

Net cash provided by financing activities	3,804	2,921

Net increase in cash and cash equivalents	68,631	108,291

Cash and cash equivalents, beginning of period	185,513	101,257

Cash and cash equivalents, end of period	$254,144	$209,548

Supplemental cash flow information:

Taxes paid	$24,048	$19,144

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

Business

The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Merchant Card Services provides services to merchant locations primarily in the United States and represents approximately 97% of the Company’s revenue.

Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. In the healthcare industry, Payment Services provides financial settlement and reporting to healthcare organizations such as insurance companies, managed care organizations, and self-insured organizations. Payment Services represents approximately 3% of the Company’s revenue. Payment Services does not meet the materiality thresholds for separate disclosures of segment information as defined in Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. As a result, these Notes to Consolidated Financial Statements do not include segment disclosures.

Sponsorship Agreement

The Company and National City Bank of Kentucky (“NCBK”), a wholly owned subsidiary of National City, are parties to a sponsorship agreement (the “Sponsorship Agreement”) whereby the Company acts as NCBK’s sole agent for the purpose of providing electronic data authorization and capture, reporting, settlement, and clearing services for merchants who participate in Visa® and MasterCard® programs. The Company, along with other nonbank processors, must be sponsored by a financial institution that is a member of the Visa® and MasterCard® associations. NCBK is a member of such associations and acts as the Company’s primary sponsor.

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

Revenue Recognition

The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. Interchange and debit network fees for the three months ended September 30, 2003 and 2002 were $602.2 million and $608.8 million, respectively. For the nine months ended September 30, 2003 and 2002, interchange and debit network fees were $1.78 billion and $1.79 billion, respectively.

The Company records assessments charged by credit card associations as operating expense in the Consolidated Statements of Income, as the Company is the primary obligor of these costs. Assessments expense for each of the three months ended September 30, 2003 and 2002 was $34.0 million and $33.7 million, respectively. For the nine months ended September 30, 2003 and 2002, assessments expense was $98.2 million and $99.1 million, respectively.

Stock-Based Compensation

The Company has various stock-based compensation plans that allow for the granting of stock to eligible employees and directors. Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation expense for employee stock options was not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value method of recording stock options under the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation expense for employee stock options granted after January 1, 2003 are recognized in the Consolidated Financial Statements under the fair value method. Compensation expense for restricted share awards is recognized ratably over the period of service, generally the restricted period, based on the fair value of the stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee awards for all periods. For purposes of providing the pro forma disclosures required under SFAS 123, the fair value of stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate.

(in thousands, except share amounts)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Net income, as reported	$14,309	$12,686	$33,922	$36,933

Add: Stock-based compensation expense included in net income under fair value based method, net of related tax effects	68	—	73	—

Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,321)	(1,948)	(5,087)	(5,329)

Pro forma net income	$13,056	$10,738	$28,908	$31,604

Earnings per share:

Basic — as reported	$0.27	$0.24	$0.65	$0.71

Basic — pro forma	$0.25	$0.21	$0.55	$0.61

Diluted — as reported	$0.27	$0.24	$0.65	$0.70

Diluted — pro forma	$0.25	$0.20	$0.55	$0.60

The following weighted-average assumptions were used in the option-pricing model for stock options issued in each of the respective years:

	2003	2002	2001	2000

Risk free interest rate	2.6%	3.6%	5.5%	5.0%

Expected option life	4 years	4 years	7 years	7 years

Expected dividend yield	0%	0%	0%	0%

Volatility factor	.473	.485	.495	.479

Weighted average grant date fair value of options	$6.38	$11.45	$15.14	$6.36

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

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so elects.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options is being applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003 will continue to be accounted for under APB 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the Consolidated Financial Statements until the last of those options vest in 2005.

As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes. The Company uses the Black-Scholes model to estimate stock option values. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective for the Company on June 1, 2003 for any new qualifying financial instruments that were subsequently entered into or modified. The provisions of SFAS 150 for all other qualifying instruments within its scope became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity in the second and third quarters of 2003. On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. Management continues to evaluate the applicability of SFAS 150 to such entities and believes it would not have a material impact, if any, to financial condition, results of operations, or liquidity.

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

In early October 2003, the FASB issued FASB Staff Position FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which defers the effective date for applying the provisions of FIN 46 for interests held in entities created or acquired before February 1, 2003, until December 31, 2003 for calendar year-end companies, with partial early adoption permitted. The provisions of FIN 46 are not anticipated to have a material impact on the Company’s results of operations, financial position or liquidity.

4.     ACQUISITIONS

On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. (“BPS”) from Bridgeview Bank and Trust Company for $32.4 million in cash. The preliminary allocation of the purchase price increased the Company’s goodwill by approximately $24 million. The remainder of the purchase price was primarily allocated to merchant contracts, which are included in other intangible assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis over 5 years. The results of operations for BPS have been included in the Consolidated Financial Statements since the date of acquisition. Incremental revenue as a result of this acquisition was $5.4 million and $6.6 million for the quarter and nine months ended September 30, 2003.

On July 3, 2002, the Company acquired a portfolio of processing contracts for $2.7 million in cash, which was recorded as an intangible asset. Pursuant to the terms of the agreement, an additional $1.0 million was paid on August 5, 2003 related to these contracts, which also was recorded as an intangible asset. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period. Under the terms of the agreement, the Company provides front-end authorization services for approximately 50,000 merchant locations. Prior to the acquisition, the Company was already providing settlement services for these merchants.

5.     IMPAIRMENT, RESTRUCTURING AND RELATED EXPENSES

In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company eliminated 48 information technology positions, which resulted in severance for approximately 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The remaining obligations for these initiatives are included in other accrued liabilities on the Consolidated Balance Sheet. A rollforward of the liability for severance and related charges incurred in connection with these initiatives is presented in the table below.

(in thousands)	Nine Months Ended
September 30, 2003

Beginning balance	$—

Severance and related charges	1,273

Payments and adjustments	(528)

Ending balance	$745

In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeded the pre-tax amount due to additional tax provisions required for nondeductible losses and dividends from foreign subsidiaries. As of September 30, 2003, the Company had $0.4 million remaining in accrued liabilities for future obligations related to this closure.

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

A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard® for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the four-month period from June through September 2003, this amount totaled approximately $50 billion. At September 30, 2003, the Company had $3.8 million of unresolved chargebacks that were in process of resolution.

For the three months ended September 30, 2003 and 2002, the Company processed $38.6 million and $40.5 million, respectively, in chargebacks presented by issuing banks. For the nine months ended September 30, 2003 and 2002, the Company processed $114.8 million and $127.4 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended September 30, 2003 and 2002 were $0.6 million and $0.7 million, respectively. Actual losses recorded for the nine months ended September 30, 2003 and 2002 were $2.4 million and $3.0 million, respectively. The Company accrues for probable losses based on historical experience and at September 30, 2003 had $1.1 million recorded in other accrued liabilities for expected losses.

In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (“delayed-delivery”), the potential for this contingent liability increases. For the nine months ended September 30, 2003, the Company processed approximately $10.2 billion of merchant transactions related to delayed-delivery purchases.

The Company currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Company’s other airline customer, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard® under the chargeback rules of those associations. At September 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $845 million, of which approximately

$480 million pertained to United Airlines. Based upon available information, these amounts represent management’s best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of September 30, 2003, the Company held no significant collateral under these contracts.

During the second quarter of 2003, the Company’s obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At September 30, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $24 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these concluded contracts. As of September 30, 2003, the Company held cash collateral of $2.3 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

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

7.     NET INCOME PER COMMON SHARE

The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

BASIC

Net income	$14,309	$12,686	$33,922	$36,933

Average common shares outstanding	52,389	52,073	52,243	51,982

Net income per common share — basic	$0.27	$0.24	$0.65	$0.71

DILUTED

Net income	$14,309	$12,686	$33,922	$36,933

Average common shares outstanding	52,389	52,073	52,243	51,982

Dilutive effect of stock awards	351	430	233	544

Average common shares outstanding — diluted	52,740	52,503	52,476	52,526

Net income per common share — diluted	$0.27	$0.24	$0.65	$0.70

8.     TRANSACTIONS WITH AFFILIATES

The Company leases certain facilities from NCBK under long-term agreements classified as “Property Leased under Capital Leases” in the accompanying Consolidated Balance Sheets. The Company paid $0.1 million, including interest, under this lease for each of the nine months ended September 30, 2003 and 2002.

Substantially all of the Company’s cash and cash equivalents are held at NCBK and other National City banking subsidiaries. The majority of the interest income and earnings on customer balances included in the Consolidated Statements of Income are derived from accounts held at NCBK and other National City banking subsidiaries.

The Company receives certain administrative services, such as information technology services, tax services, human resource services, internal audit services and legal services, from National City and its affiliates. The Company also uses NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services are included in general and administrative expenses and totaled $0.8 million and $2.4 million for the quarter and nine months ended September 30, 2003, respectively. For the quarter and nine months ended September 30, 2002, charges for these services totaled $0.5 million and $1.5 million, respectively. As of September 30, 2003, $0.1 million was due to National City. As of December 31, 2002 and September 30, 2002, no amounts were due to or from National City.

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

Income Taxes

     The Company is included in the consolidated federal income tax return of National City. National City allocates income taxes to the Company as if it were a stand-alone tax paying entity. Deferred tax assets and liabilities are recognized, as certain items are required to be treated differently for financial statement purposes, versus how they are treated for tax purposes.

     Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of September 30, 2003, the Company had net deferred tax assets of $11.4 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it appears probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s position.

Long-Lived Assets

     Long-lived assets, consisting primarily of property and equipment, goodwill, and other intangible assets, comprise a significant portion of the Company’s total assets.

     Property and equipment, net of accumulated depreciation and amortization, totaled $50.0 million as of September 30, 2003, which represented 8% of total assets. Useful lives of property and equipment (which includes internal-use software) are estimated in order to determine the amount of depreciation expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in the value of the assets. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

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

     Goodwill and other intangible assets, net of accumulated amortization, totaled $161.1 million as of September 30, 2003, which represented 27% of total assets. The Company determines amortization periods for intangible assets based on estimated future cash flows. The Company analyzes goodwill and other intangible assets for impairment on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company makes estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets.

Chargebacks and Other Contingencies

     The Company records reserves for chargebacks and contingent liabilities when such amounts are deemed to be probable and estimable in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies. The required reserves may change in the future due to new developments, including, but not limited to, changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required. (See Note 6 to the accompanying Consolidated Financial Statements.)

Components of Revenue and Expense

Revenue

     Merchant Card Services represents approximately 97% of the Company’s revenue. Payment Services represents approximately 3% of the Company’s revenue.

     Approximately 95% of Merchant Card Services revenue is derived from processing contracts with merchants for the authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. Interchange and debit network fees for the three months ended September 30, 2003 and 2002 were $602.2 million and $608.8 million, respectively. For the nine months ended September 30, 2003 and 2002, interchange and debit network fees were $1.78 billion and $1.79 billion, respectively. The remainder of Merchant Card Services revenue is derived from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

     Approximately 40% of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis. The remainder of Payment Services revenue is derived from other non-card based electronic settlement products. Revenue is recorded in the period services are provided.

     A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by National City pursuant to contractual terms. For the three months ended September 30, 2003 and 2002, earnings on customer balances were $0.5 million and $1.0 million, respectively. For the nine months ended September 30, 2003 and 2002, earnings on customer balances were $1.6 million and $3.0 million, respectively.

Expense

     Bankcard assessments are liabilities to Visa® and MasterCard® that originate from the Company’s agreements with these agencies. Bankcard assessments expense is the largest component of operating expense and amounted to $34.0 million and $33.7 million for the three months ended September 30, 2003 and 2002, respectively. Assessments expense for the nine months ended September 30, 2003 and 2002 was $98.2 million and $99.1 million, respectively. Operating expense also includes costs of providing services to customers including wages and personnel costs, authorization fees, commissions paid to independent sales organizations, and data processing costs.

     General and administrative expense includes corporate management and administrative expense as well as fees for certain administrative services, such as internal audit and legal services, received from National City and its affiliates.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

(Dollars in thousands)
			% Change from
	2003	2002	Prior Year

Revenue	$124,997	$114,486	9

Operating expenses	88,954	81,498	9

General and administrative expenses	6,158	9,851	(37)

Depreciation and amortization	5,653	5,012	13

Operating profit	24,232	18,125	34

Net interest income	698	1,190	(41)

Income before taxes and minority interest	24,930	19,315	29

Provision for income taxes	9,811	5,949	65

Net income before minority interest	15,119	13,366	13

Minority interest	810	680	19

Net income	$14,309	$12,686	13

     Revenue for the three months ended September 30, 2003 increased 9% to $125.0 million from $114.5 million in 2002.

     Merchant Card Services revenue was $121.3 million for the quarter, up 11% from third quarter 2002 revenue of $109.7 million. Merchant Card Services transaction volume processed for the three months ended September 30, 2003 increased 11% to 1.085 billion transactions from 974 million transactions in 2002. Merchant Card Services dollar volume processed for the three months ended September 30, 2003 increased 5% to $43.9 billion from $41.9 billion in 2002. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. The dollar volume processed has trailed transaction growth primarily as a result of the Company’s initiative to exit merchant processing for airlines, which have a large average ticket per transaction. Merchant Card Services revenue for the third quarter of 2003 as compared to the comparable 2002 period was higher due primarily to the increased transaction and dollar volumes, additional revenue resulting from the acquisition of Bridgeview Payment Solutions, and the favorable benefit of rate changes implemented by Visa® and MasterCard®. These favorable factors were partially offset by the negative impacts of price compression in the national merchant base and the Company’s decision to exit merchant processing for the airline industry.

     Revenue from Payment Services was $3.7 million for the quarter, down 21% from third quarter of 2002 revenue of $4.7 million. This decrease was due primarily to lower paper-based transactions from the Company’s Airlines Reporting Corporation contract.

     Operating expenses for the three months ended September 30, 2003 increased 9% to $89.0 million from $81.5 million in 2002 due primarily to increased transaction volume in Merchant Card Services.

     General and administrative expenses decreased by 37% to $6.2 million for the three months ended September 30, 2003 from $9.9 million in 2002 due primarily to $3.4 million of expenses in 2002 related to a separation agreement with the Company’s former CEO.

     Depreciation and amortization increased 13% to $5.7 million for the three months ended September 30, 2003 from $5.0 million in 2002 due primarily to additional amortization expense that resulted from the June 2003 acquisition of Bridgeview Payment Services, Inc.

     Operating profit margin as a percentage of revenue increased to 19% for the three months ended September 30, 2003 from 16% in 2002 due to the items discussed above.

     Net interest income earned on the Company’s cash and cash equivalents for the three months ended September 30, 2003 was $0.7 million, down 41% from $1.2 million in the 2002 third quarter due to lower average interest rates in 2003, offset partially by higher balances.

     The overall effective tax rate for the third quarter of 2003 was 39.4%, compared to 30.8% for the same quarter a year ago. The increase in the effective tax rate was due primarily to the realization of $1.0 million of foreign tax credits in 2002 associated with business units that were divested in 2001.

     For the three months ended September 30, 2003, minority interest was $0.8 million, up 19% from $0.7 million in the third quarter of 2002. This increase is due to higher earnings from AAMS, which is 70% owned by National Processing.

     Net income increased 13% to $14.3 million for the three months ended September 30, 2003 from $12.7 million in 2002 due to the items discussed above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

			% Change from
	2003	2002	Prior Year

Revenue	$344,565	$337,095	2

Operating expenses	254,878	244,661	4

General and administrative expenses	16,212	18,535	(13)

Depreciation and amortization	15,664	13,491	16

Impairment, restructuring and related expenses	1,273	1,650	(23)

Operating profit	56,538	58,758	(4)

Net interest income	2,370	3,294	(28)

Income before taxes and minority interest	58,908	62,052	(5)

Provision for income taxes	22,950	23,226	(1)

Net income before minority interest	35,958	38,826	(7)

Minority interest	2,036	1,893	8

Net income	$33,922	$36,933	(8)

     Revenue for the nine months ended September 30, 2003 increased 2% to $344.6 million from $337.1 million in 2002.

     Merchant Card Services revenue was $332.7 million for the nine months ended September 30, 2003, up 3% from $322.0 million in 2002. Merchant Card Services transaction volume processed for the nine months ended September 30, 2003 increased 9% to 3.067 billion transactions from 2.811 billion transactions in 2002. Merchant Card Services dollar volume processed for the nine months ended September 30, 2003 increased 1% to $125.6 billion compared to $123.9 billion in 2002. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. The dollar volume processed has trailed transaction growth primarily as a result of the Company’s initiative to exit merchant processing for airlines, which have a large average ticket per transaction. Merchant Card Services revenue for the nine months ended September 30, 2003 as compared to the comparable 2002 period was higher due primarily to the increased transaction and dollar volumes, additional revenue resulting from the acquisition of Bridgeview Payment Solutions, and the favorable benefit of rate changes implemented by Visa® and MasterCard®. These favorable factors were partially offset by the negative impacts of price compression in the national merchant base and the Company’s decision to exit merchant processing for the airline industry.

     Revenue from Payment Services was $11.8 million for the nine months ended September 30, 2003, down 22% from 2002 revenue of $15.1 million. This decrease was due primarily to lower paper-based transactions from the Company’s Airlines Reporting Corporation contract.

     Operating expenses for the nine months ended September 30, 2003 increased 4% to $254.9 million from $244.7 million in 2002 due primarily to increased transaction volume in Merchant Card Services.

     General and administrative expenses decreased by 13% to $16.2 million for the nine months ended September 30, 2003 from $18.5 million in 2002 due primarily to $3.4 million of pre-tax expenses in 2002 related to a separation agreement with the Company’s former CEO.

     Depreciation and amortization increased 16% to $15.7 million for the nine months ended September 30, 2003 from $13.5 million in 2002 due primarily to large capital investments that started depreciating in the second and third quarters of 2002 and the additional amortization expense that resulted from the June 2003 acquisition of Bridgeview Payment Solutions, Inc.

     In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company eliminated 48 information technology positions, which resulted in severance for 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The Company recorded a charge of $1.3 million in the second quarter of 2003 related to these initiatives. As of September 30, 2003, the Company had $0.7 million remaining in accrued liabilities related to severance and lease commitments.

     In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a restructuring charge of $1.7 million in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. As of September 30, 2003, the Company had $0.4 million remaining in accrued liabilities for future obligations related to this closure.

     Operating profit margin as a percentage of revenue decreased to 16% for the nine months ended September 30, 2003 from 17% in 2002 due to the items discussed above.

     Net interest income earned on the Company’s cash and cash equivalents for the nine months ended September 30, 2003 was $2.4 million, down 28% from $3.3 million for the nine months ended September 30, 2002 due to lower average interest rates in 2003, offset partially by higher balances.

     The overall effective tax rate for the nine months ended September 30, 2003 was 39.0%, compared to 37.4% for the same period a year ago. The increase in the effective tax rate was due primarily to the realization of $1.0 million of foreign tax credits in 2002 associated with business units that were divested in 2001.

     For the nine months ended September 30, 2003, minority interest was $2.0 million, up 8% from $1.9 million in 2002. This increase is due to higher earnings from AAMS, which is 70% owned by National Processing.

     Net income decreased 8% to $33.9 million for the nine months ended September 30, 2003 from $36.9 million in 2002 due to the items discussed above.

Chargeback and Market Uncertainties

Airlines

     The Company currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Company’s other airline customer, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard® under the chargeback rules of those associations. At September 30, 2003, the dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $845 million, of which approximately $480 million pertained to United Airlines. Based upon available information, these amounts represent management’s best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of September 30, 2003, the Company held no significant collateral under these contracts.

     During the second quarter of 2003, the Company’s obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At September 30, 2003, the dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $24 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these concluded contracts. As of September 30, 2003, the Company held cash collateral of $2.3 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

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

     As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise assuming options are granted in future years at a similar level and under similar market conditions to 2002. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes. The Company uses the Black-Scholes model to estimate stock option values. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective for the Company on June 1, 2003 for any new qualifying financial instruments that were subsequently entered into or modified. The provisions of SFAS 150 for all other qualifying instruments within its scope became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity in the second and third quarters of 2003. On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. Management continues to evaluate the applicability of SFAS 150 to such entities and believes it would not have a material impact, if any, to financial condition, results of operations, or liquidity.

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

Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

     In early October 2003, the FASB issued FASB Staff Position FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which defers the effective date for applying the provisions of FIN 46 for interests held in entities created or acquired before February 1, 2003, until December 31, 2003 for calendar year-end companies, with partial early adoption permitted. The provisions of FIN 46 are not anticipated to have a material impact on the Company’s results of operations, financial position or liquidity.

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

     The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During the nine months ended September 30, 2003 and 2002, the Company’s capital expenditures totaled $5.0 million and $13.6 million, respectively. The decline in capital expenditures is due to two large capital investments in 2002 — a new web-based merchant accounting and reporting system and a new data center. Such expenditures were financed from operating cash flow, which totaled $103.1 million and $121.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in operating cash flow is due to lower income and the timing of working capital items, including accounts receivable, accounts payable, and income tax payments.

     On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. from Bridgeview Bank and Trust Company for $32.4 million in cash.

     On July 3, 2002, the Company acquired a portfolio of processing contracts for $2.7 million in cash. Pursuant to the terms of the agreement, an additional $1.0 million was paid on August 5, 2003 related to these contracts. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period.

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

Market Risk of Financial Instruments

     The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of September 30, 2003, the Company had $254 million in cash and cash equivalents. For the first nine months of 2003, NCBK also held an average of approximately $248 million of customer cash balances. The Company retains the incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

     Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, with respect to interest on the Company’s cash and cash equivalents and on customer funds maintained by NCBK. At September 30, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $4 million in annual pre-tax income. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $4 million in annual pre-tax income.

Item 4. Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of September 30, 2003 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

The exhibits filed as part of the Form 10-Q for the quarter ended September 30, 2003 are accessible at no cost on the Company’s website at or through the Securities and Exchange Commission’s website at www.sec.gov. Copies of the exhibits may be requested at a cost of $0.30 per page from National Processing’s investor relations department.

EXHIBIT
NUMBER	DESCRIPTION

3.1(i)	Amended Articles of Incorporation of the Company. (A)

3.1 (ii)	Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company. (Incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.1	Specimen Certification for the Common Stock, without par value, of the Company. (B)

4.2	Registration Rights Agreement between the Company and National City Corporation, dated July 16, 1996. (B)

10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)

10.4	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)

10.5	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)

10.6	Employment Agreement and Undertaking of Confidentiality between the Company and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.7	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.8	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.9	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.11	National Processing Company 1996 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.12	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B) **

10.13	National Processing Company Short-Term Incentive Compensation Plan for Senior Executives, effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.14	National Processing Company Long-Term Incentive Compensation Plan for Senior Officers, as amended and restated effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.15	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)

10.16	Form of Severance Agreement between the Company and certain Senior Vice Presidents. (Incorporated herein by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**

10.17	Form of Severance Agreement between the Company and certain Executive Vice Presidents. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.18	Employment Agreement and Undertaking of Confidentiality between the Company and David Fountain dated October 27, 1998. (Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.19	National Processing, Inc. 2001 Restricted Stock Plan. (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001) **

10.20	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.21	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.22	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.23	Guarantee between National Processing, Inc. and MasterCard® International Incorporated dated May 16, 2003. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed August 11, 2003)

14.2	Senior Financial Officers Code of Ethics (Incorporated herein by reference to Exhibit 14.2 to the Company’s Current Report on Form 8-K filed August 11, 2003)

31.1	Chief Executive Officer 302 Certification dated November 7, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

31.2	Chief Financial Officer 302 Certification dated November 7, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

32.1	Chief Executive Officer 906 Certification dated November 7, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2003.

32.2	Chief Financial Officer 906 Certification dated November 7, 2003 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2003.

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

b. Reports on Form 8-K

July 16, 2003: On July 16, 2003, the Company issued a news release reporting earnings and including a financial summary for the quarter and six months ended June 30, 2003.

August 11, 2003: On August 7, 2003, the Board of Directors approved amendments to National Processing, Inc.’s Corporate Governance Guidelines, Code of Ethics and Code of Ethics for Senior Financial Officers.

October 16, 2003: On October 16, 2003, the Company issued a news release reporting earnings and including a financial summary for the quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: November 7, 2003	By: /s/ Jon L. Gorney Jon L. Gorney Chairman and Chief Executive Officer (Duly Authorized Signer)

By: /s/ David E. Fountain David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)