Form 10-K
period 2003-12-31
NATIONAL PROCESSING INC
filed 2004-03-11
CIK 1016277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-11905

NATIONAL PROCESSING, INC.

(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	61-1303983 (I.R.S. Employer Identification No.)

1900 East Ninth Street Cleveland, Ohio (Address of principal executive offices)	44114-3484 (Zip Code)

Registrant’s telephone number, including area code: (216) 222-3368

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

National Processing, Inc. Common Stock, No Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ✓   No     .

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $126,370,919. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2003, as reported on the New York Stock Exchange.

      The number of shares outstanding of the Registrant’s Common Stock as of February 27, 2004 was 53,141,342.

Documents Incorporated by Reference:

      Portions of the Registrant’s Proxy Statement (to be dated approximately March 19, 2004) are incorporated by reference into Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, of Part III; and Item 14, Principal Accountant Fees and Services.

PART I

Item 1.     Business

Organization

      National Processing, Inc. and its subsidiaries (the “Company”) are providers of electronic payment processing services. National Processing, Inc. was incorporated in 1996 as an Ohio corporation and is 84% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio. The Company’s primary operating subsidiary, National Processing Company, LLC, is located in Louisville, Kentucky. The Company and National City are parties to agreements pursuant to which the Company outsources a portion of certain functions to National City including information technology services, tax services, human resource services, internal audit and legal services. The Company is also a party to a tax-sharing agreement and a registration rights agreement with National City.

Business

      The Company currently operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Merchant Card Services provides services to merchant locations primarily in the United States and represented 97%, 96%, and 85% of the Company’s revenue in 2003, 2002, and 2001, respectively.

      Payment Services was formerly a component of the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) unit, which was also formerly a component of the Company’s Corporate Outsourcing Solutions segment. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. In the healthcare industry, Payment Services provides financial settlement and reporting to healthcare organizations such as insurance companies, managed care organizations, and self-insured organizations. Payment Services represented 3%, 4%, and 6% of the Company’s revenue in 2003, 2002, and 2001, respectively.

      During 2001, the Company divested its BPO business and exited its Denver collections business, which collectively represented 9% of the Company’s revenue in 2001.

      Payment Services does not meet the materiality thresholds for separate disclosures of segment information as defined in Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. As a result, the Notes to Consolidated Financial Statements do not include segment disclosures.

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

      The Company provides a diversified product mix to meet a wide range of customer needs, including:

•	Processing of all credit card types

•	Authorization and settlement accounting

•	Merchant reporting

•	Chargeback prevention and handling

•	Point of Sale (POS) hardware and software

•	On-line and off-line debit card acquiring

•	Electronic Benefits Transfer processing (EBT)

•	Customized reporting formats and data management

•	Call-center services

•	E-commerce solutions

      The Company provides services to a wide array of customers in virtually every industry, including retailers, supermarkets, quick service and full service restaurants, petroleum and convenience stores, hospitality, and e-commerce. NPC is the second largest provider of merchant card processing services in the United States. In 2003, NPC processed 4.3 billion transactions, including approximately one out of every five Visa® and MasterCard ® transactions in the United States.

      The merchant card processing market can generally be divided into two markets: 1) national merchants and 2) regional merchants, including small single-location merchants. Since 1997, the Company has deployed a dual strategy focused on growing both markets. On December 31, 1999, the Company increased its market share of regional merchants by acquiring a merchant contract portfolio from Heartland Payment Systems LLC. The Company further expanded its market share of regional merchants by acquiring the merchant services business units from several National City banking subsidiaries on January 8, 2001, a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) on June 28, 2001, and Bridgeview Payment Solutions, Inc. (“BPS”) on June 9, 2003.

      Merchant Card Services revenue was $464.5 million in 2003, which represented 97% of the Company’s revenue. Total transaction volume increased by 11% to 4.3 billion in 2003. Total dollar settlement volume increased by 5% to $177 billion in 2003.

      Merchant Card Services uses various sales and marketing channels for both its national and regional customers. The Company employs approximately 150 commission only sales representatives who focus on direct marketing channels. In addition, the Company sells its services through approximately 1,100 third-party relationships such as independent sales offices and community banks who, in most cases, represent National Processing exclusively.

      The merchant card processing market is extremely competitive, which results in pricing pressure and creates the need for continuous improvement in technology both to satisfy customer demands and to reduce operating costs. The increased costs to meet merchant requirements for regulatory compliance, improved service and satisfy the demand for additional technology-driven applications combined with the scale-driven nature of the industry have made it difficult for small-scale transaction processors to remain competitive and has led to consolidation in the industry. National Processing competes in this industry by focusing on lowering the merchant’s “total cost of card acceptance”, which includes minimizing interchange and processing fees assessed by third parties.

      According to published industry sources, the ten largest card processors handle approximately 90% of the transaction and dollar volume in the United States. The remaining market is highly fragmented among smaller merchant service providers. As a result, the transaction processing industry will likely continue to undergo consolidation.

Payment Services

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the BPO unit. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services revenue was $15.6 million in 2003, which represented 3% of the Company’s revenue. Payment Services settled $64 billion of payments in 2003.

      In the travel industry, Payment Services provides financial settlement and reporting to airlines, hotels, travel agents, cruise lines, and car rental companies. Through an exclusive long-term “cost-plus” contract with the Airlines Reporting Corporation (“ARC”), Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. In addition, NPC provides an industry-wide global payment system for consolidating and processing business-to-business commission payments for virtually all United States based car rental companies as well as for the hotel and cruise line industries. During 2001, these services were performed in both the Company’s Mexican and United States locations. In 2002 and 2003, these services were performed solely in the Company’s United States locations.

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

Divested and Discontinued Business Units

      In 2001, the Company divested its BPO business and exited its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. Revenue from these divested businesses was $41.2 million, which represented 9% of the Company’s revenue in 2001. The sale of the BPO business unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001, for $43.0 million in cash ($41.3 million after transaction-related expenses). The Company recorded charges of $3.9 million ($4.6 million after-tax) related to the BPO divestiture. These charges consisted of a loss of $3.3 million ($4.2 million after-tax) on the sale of the business and a $0.6 million charge ($0.4 million after-tax) for severance costs related to organizational restructuring actions taken to reduce support costs associated with the BPO unit.

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

      The FRB reviews acquisitions and new businesses to be engaged in by the Company, and the FRB’s written approval is required for the Company to consummate an acquisition. Pursuant to the Bank Holding Company Act, the Company shall not engage in any activity, or own, control, or have the power to vote more than 5% of any class of voting security of any company engaged in any activity (i) for which the Bank Holding Company Act requires a holding company to receive prior approval from the FRB without such approval having been obtained, or (ii) that would cause the Company or any affiliate of the Company to violate any regulation, administrative order, or court order made pursuant to the Bank Holding Company Act. If at any time it is determined that any activity conducted by the Company or any subsidiary does not comply with the requirements of the Bank Holding Company Act, the Company is required to take all reasonable steps to cease such activity, or to divest any ownership or control position. If National City is unable to obtain the necessary consent or approval for any business activity substantially different from those business activities the Company currently conducts, then the Company may not engage in any of those new business activities or proceed with the contemplated acquisition of a business that would engage in such new activities. The Company does not believe, however, that either the Banking Laws or the Bank Holding Company Act will impede the manner in which the Company conducts its business or its product and service offerings, although there can be no assurance that the Banking Laws or Bank Holding Company Act will not have such an effect.

      Through National City Bank of Kentucky, (“NCBK”), which serves as a member bank for the Company, the Company is registered with Visa® and MasterCard ® as a certified processor and member service provider. As a result, the Company must adhere to the standards of the Visa®and MasterCard ® credit card associations or risk suspension or termination of its designation and/or status. There can be no assurance that (i) Visa® and MasterCard ® will maintain the Company’s registrations; (ii) the current Visa® and MasterCard ® rules allowing the Company and other non-bank transaction processors to market and provide transaction processing services will remain in effect; or (iii) Visa® and MasterCard ® will continue to interpret their rules as they have done in the past, which may have an impact on the Company’s business operations. NCBK is a wholly-owned subsidiary of National City.

      On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a statute that addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The New York Stock Exchange also proposed corporate governance rules that were approved by the Securities and Exchange Commission. These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

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

      On November 14, 2002, the Board of Directors of National Processing approved a series of actions to strengthen and improve its corporate governance practices. Included in those actions was the adoption of a new Code of Ethics, a Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and new charters for the Audit and Compensation Committees. More information on National Processing’s Corporate Governance is available on the National Processing web site at www.npc.net.

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

MasterCard ® Guarantee

      On May 16, 2003, the Company provided a financial guarantee relating to NCBK’s obligations with MasterCard ® . The agreement guarantees the payment of NCBK’s membership obligations pursuant to its license agreement with MasterCard ® , the Bylaws and Rules of MasterCard ® , and all regulations and policies of MasterCard ® should NCBK default or fail to meet its obligations of membership. The Company’s primary risk under this guarantee is related to potential chargebacks; however, the Company believes its exposure to a material loss under the guarantee is not probable at this time. The Company processes all transactions received from MasterCard ® by NCBK under the exclusive terms of the Sponsorship Agreement.

Visa® Guarantee

      On August 6, 2002, the Company provided a financial guarantee relating to NCBK’s membership obligations with Visa®. The agreement guarantees the payment of NCBK’s membership obligations pursuant to the Visa® Certificate of Incorporation and Amendments, Bylaws, rules, policies and operating rules should NCBK default or fail to meet its obligations of membership including NCBK’s obligations to pay any Visa® member attendant to NCBK’s membership in Visa®, and Visa’s expenses incurred in payment of such obligations on NCBK’s behalf or otherwise because of NCBK’s failure to meet such obligations. The Company’s primary risk under this guarantee is related to potential chargebacks; however, the Company believes its exposure to material loss under the guarantee is not probable at this time. National Processing processes all transactions received from Visa® by NCBK under the exclusive terms of the Sponsorship Agreement.

Employees

      As of December 31, 2003, the Company had approximately 1,700 full-time and part-time employees.

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

Item 2.     Properties

      The Company leases its main processing facility in Louisville, Kentucky, consisting of approximately 224,000 square feet, from NCBK. See Transactions with Affiliates, Note 7 to the Consolidated Financial Statements. The Company’s lease for the Louisville processing facility expires on February 28, 2019. The Company’s other U.S. facilities have varying lease expiration terms and range in size from 5,000 square feet to 16,000 square feet. The Company also has 20 marketing and sales offices, which have varying lease expiration terms and range in size from 100 square feet to 4,600 square feet and are located throughout the United States. As of December 31, 2003, the Company owned one idle processing facility in Juarez, Mexico, consisting of 50,000 square feet, which was sold subsequent to year end. All properties leased and owned by the Company are in good repair and suitable condition for the purposes for which they are used. The Company periodically reviews its overall facility needs in order to add or delete capacity.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock is traded on the New York Stock Exchange under the symbol NAP. The quarterly high and low trade price and the final day’s closing price of the Company’s common stock for each of the quarterly periods in 2003 and 2002 were as follows:

	High	Low	Close

Year Ended December 31, 2003
First Quarter	$16.25	$12.85	$13.92
Second Quarter	17.37	13.60	16.08
Third Quarter	21.80	15.29	19.32
Fourth Quarter	24.53	19.40	23.55
Year Ended December 31, 2002
First Quarter	$32.68	$22.78	$28.58
Second Quarter	30.28	24.80	25.80
Third Quarter	27.50	16.95	16.99
Fourth Quarter	16.60	11.50	16.05

      Securities authorized for issuance under equity compensation plans are summarized in the following table. See Note 12 to the Consolidated Financial Statements for a description of the plans.

		Weighted-	Shares
	Shares to Be Issued	Average Option	Available for
Plan Category	Upon Exercise	Exercise Price	Future Grants

Plans approved by shareholders	3,105,208	$24.08	4,083,224
Plan not approved by shareholders	—	—	—

Total	3,105,208	$24.08	4,083,224

      The number of holders of record of the Company’s common stock as of February 27, 2004 was 111. The Company believes it has significantly more than 111 beneficial holders of its common stock.

      The Company has never declared or paid cash dividends on its common stock. The declaration and payment of cash dividends on the Company’s common stock is at the discretion of the Company’s Board of Directors, and any decision to declare a dividend will be based on a number of factors, including, but not limited to, earnings, financial condition, and other factors deemed relevant.

      The name and address of the Company’s common stock transfer agent and registrar is National City Bank, Corporate Trust Operations, P.O. Box 92301, Locator 5352, Cleveland, Ohio, 44193-0900, (800.622.6757).

      Investors or analysts requiring a copy of this annual report on Form 10-K or further information should contact:

David E. Fountain
Chief Financial Officer
1231 Durrett Lane
Louisville, KY 40213-2008
(502.315.3311)

Item 6.	Selected Financial Data

      The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions, except per share data)
Income Statement Data: (1)
Revenue	$480.1	$455.4	$473.3	$427.3	$431.0
Net Income (Loss) (2)(3)	48.8	51.1	52.7	43.4	(37.4)
Basic Net Income (Loss) Per Share	0.93	0.98	1.03	0.85	(0.74)
Diluted Net Income (Loss) Per Share	0.93	0.97	1.01	0.85	(0.74)
Average Shares Outstanding — Basic	52.5	52.0	51.4	50.8	50.7
Average Shares Outstanding — Diluted	52.6	52.5	52.0	51.0	50.7

Balance Sheet Data: (1)
Working Capital	$298.0	$257.1	$199.7	$184.2	$124.4
Goodwill	115.3	91.2	91.2	79.4	88.4
Total Assets	622.0	550.5	478.3	435.4	402.3
Long-Term Obligations	1.9	1.7	1.9	3.2	6.0
Total Liabilities	100.2	94.1	78.3	73.9	85.9
Shareholders’ Equity	521.8	456.4	400.0	361.6	316.4

(1)	This financial data includes the impact of the following acquisitions during the periods presented: on December 31, 1999, the Company acquired a regional merchant processing portfolio from Heartland Payment Systems LLC; on June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC; on June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. from Bridgeview Bank and Trust Company. Each of these transactions were accounted for as purchases; accordingly, the results of operations are included in the consolidated statements of operations from the respective acquisition dates. On January 8, 2001, the Company purchased the merchant services business units from several of National City’s banking subsidiaries. This acquisition was accounted for as a transaction among entities under common control and was recorded at the historical cost bases of National City. The results of operations of the National City Merchant Services business units have been included in the consolidated financial statements since the date of acquisition.

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

(2)	Included in net income (loss) are certain items summarized as follows: for 2003, $1.3 million ($0.8 million after-tax) of restructuring charges related to the consolidation of technology functions and a loss on the sale of 14 regional sales offices; for 2002, $1.7 million ($2.4 million after-tax) of site consolidation expenses and $3.2 million ($1.9 million after-tax) related to a separation agreement with the former CEO; for 2001, $3.9 million ($4.6 million after-tax) of restructuring and divestiture expenses; for 2000, $8.6 million ($5.6 million after-tax) of impairment and site consolidation expenses; for 1999, $71.7 million (also $71.7 million after-tax) of impairment, restructuring, and related expenses.

(3)	The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, on January 1, 2002. If SFAS 142 had been adopted effective January 1, 1999, proforma net income (loss) would have been $55.0 million, $45.5 million, and $(34.7) million for the years ended December 31, 2001, 2000, and 1999, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      National Processing’s revenue is primarily derived from processing contracts with merchants for the authorization, processing and settlement of credit and debit card transactions. Business volumes tend to be influenced by overall consumer spending trends as well as competitive conditions within the marketplace. During 2003, U.S. consumers continued to substitute card-based payments for cash and checks. As a result, transactions and dollar volume processed increased 11% and 5%, respectively, over 2002 levels.

      In 2003, the Company experienced strong growth from regional and small business merchant accounts. Conversely, the merchant processing industry has experienced a sustained period of lower market pricing for large national merchants, which decreased the Company’s overall profit margins. Negative pricing trends are expected to continue in the future as these merchant contracts renew at lower market pricing levels.

      The Company expects consumer preference for card-based payments to continue to grow in 2004, which will lead to higher processing volumes. Additionally, in 2004 the Company will focus on continued expansion into higher margin regional merchant accounts, while also focusing on new product development and managing its cost structure to offset the expected impact of lower margins on national merchant contracts.

Components of Revenue and Expenses

Revenue

      Approximately 95% of Merchant Card Services revenue is derived from processing contracts with merchants for authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period that the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. For the years ended December 31, 2003, 2002, and 2001, interchange and debit network fees were $2.5 billion, $2.4 billion, and $2.2 billion, respectively. The increase in interchange and debit network fees is attributed to increased processing volumes. The remainder of Merchant Card Services revenue is derived from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

      Approximately 40% of Payment Services revenue is earned from an exclusive long-term contract with the Airlines Reporting Corporation under which the Company is compensated on a “cost-plus” basis. The remainder of Payment Services revenue is derived from other non-card based electronic settlement products. Revenue is recorded in the period services are provided.

      A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contractual terms. For the years ended December 31, 2003, 2002, and 2001, earnings on customer balances were $2.2 million, $4.3 million, and $8.3 million, respectively.

Expenses

      Bankcard assessments are liabilities to MasterCard ® and Visa® that originate from the Company’s agreements with these agencies. Bankcard assessments expense is the largest component of operating expense and, for the years ended December 31, 2003, 2002, and 2001, was $139.8 million, $134.9 million, and $126.1 million, respectively. The increase in assessments expense is attributed to increased processing volumes. Operating expense also includes costs of providing services to customers including wages and personnel costs, authorization fees, commissions paid to independent sales organizations, and data processing costs.

      General and administrative expense includes management and administrative expenses as well as fees for certain administrative services provided by National City and its affiliates.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

			% Change
			from Prior
	2003	2002	Year

	(Dollars in thousands)
Revenue	$480,098	$455,376	5
Operating expenses	353,915	330,518	7
General and administrative expenses	22,845	23,142	(1)
Depreciation and amortization	21,256	18,542	15
Impairment, restructuring and related expenses	1,273	1,650	(23)

Operating profit	80,809	81,524	(1)
Net interest income	3,024	4,410	(31)

Income before provision for income taxes and minority interest	83,833	85,934	(2)
Provision for income taxes	32,321	32,396	—

Net income before minority interest	51,512	53,538	(4)
Minority interest	2,751	2,461	12

Net income	$48,761	$51,077	(5)

      Revenue for 2003 increased 5% to $480.1 million from $455.4 million in 2002.

      Merchant Card Services revenue was $464.5 million for 2003, up 7% from 2002 revenue of $434.9 million. Merchant Card Services transaction volume processed for 2003 increased 11% to 4.3 billion transactions from 3.9 billion transactions in 2002. Merchant Card Services dollar volume processed for 2003 increased 5% to $177 billion from $169 billion in 2002. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. The dollar volume processed has trailed transaction growth primarily as a result of the Company’s initiative to exit merchant processing for airlines, which have a large average ticket per transaction. Merchant Card Services revenue for 2003 as compared to 2002 period was higher due primarily to the increased transaction and dollar volumes, additional revenue resulting from the acquisition of Bridgeview Payment Solutions, and the favorable benefit of rate changes implemented by Visa® and MasterCard ® . These favorable factors were partially offset by the negative impacts of price compression in the national merchant base and the Company’s decision to exit merchant processing for the airline industry.

      Revenue from Payment Services was $15.6 million for 2003, down 24% from 2002 revenue of $20.4 million. This decrease was due primarily to lower revenue from the Company’s Airlines Reporting Corporation contract.

      Operating expenses for 2003 increased 7% to $353.9 million from $330.5 million in 2002 due primarily to increased transaction volume in Merchant Card Services.

      General and administrative expenses decreased by 1% to $22.8 million for 2003 from $23.1 million in 2002. The year 2002 included $3.2 million of expenses related to a separation agreement with the Company’s former CEO, which did not occur in 2003. In 2003, however, the Company incurred higher expenses associated primarily with equity based compensation. See Note 12 to the Consolidated Financial Statements.

      Depreciation and amortization increased 15% to $21.3 million for 2003 from $18.5 million in 2002 due primarily to a web-based merchant accounting and reporting system and a new data center that started depreciating in the second and third quarters of 2002 and additional amortization expense for the merchant portfolio acquired as part of the June 2003 acquisition of Bridgeview Payment Solutions, Inc.

      In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company consolidated certain technology functions which resulted in severance for 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The Company recorded a charge of $1.3 million in the second quarter of 2003 related to these initiatives. As of December 31, 2003, the Company had $0.6 million remaining in accrued liabilities related to these charges.

      In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a restructuring charge of $1.7 million in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. As of December 31, 2003, the Company had $0.3 million remaining in accrued liabilities for future obligations related to this closure.

      Operating profit margin as a percentage of revenue decreased to 17% for 2003 from 18% in 2002 due to the items discussed above.

      Net interest income earned on the Company’s cash and cash equivalents for 2003 was $3.0 million, down 31% from $4.4 million in 2002 due to lower average interest rates in 2003, offset partially by higher balances.

      The overall effective tax rate for 2003 was 38.6%, compared to 37.7% in 2002. The increase in the effective tax rate was due primarily to the realization of $1.0 million of foreign tax credits in 2002 which had not previously been recognized due to uncertainty.

      For the year ended December 31, 2003, minority interest was $2.8 million, up 12% from $2.5 million in 2002. This increase is due to higher earnings from AAMS, which is 70% owned by National Processing.

      Net income decreased 5% to $48.8 million for 2003 from $51.1 million in 2002 due to the items discussed above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

			% Change
			From Prior
	2002	2001	Year

	(Dollars in thousands)
Revenue	$455,376	$473,250	(4)
Operating expenses	330,518	343,819	(4)
General and administrative expenses	23,142	22,819	1
Depreciation and amortization	18,542	20,346	(9)
Impairment, restructuring and related expenses	1,650	3,870	(57)

Operating profit	81,524	82,396	(1)
Net interest income	4,410	6,866	(36)

Income before provision for income taxes and minority interest	85,934	89,262	(4)
Provision for income taxes	32,396	35,775	(9)

Net income before minority interest	53,538	53,487	1
Minority interest	2,461	827	198

Net income	$51,077	$52,660	(3)

      Revenue for 2002 decreased 4% to $455.4 million from $473.3 million in 2001, primarily as a result of the BPO divestiture, discussed below.

      Merchant Card Services revenue was $434.9 million, up 8% from $402.0 million in 2001. Merchant Card Services transaction volume processed increased 11% to 3.9 billion transactions in 2002 from 3.5 billion transactions in 2001. Merchant Card Services dollar volume increased 9% to $169 billion compared to $156 billion in 2001. The increase in transaction volume was primarily due to growth in existing national customers, the addition of new regional merchants and continued expansion into new markets. These favorable factors were partially offset by the negative impacts of price compression in the national merchant base.

      Revenue from Payment Services was $20.4 million in 2002, down 32% from 2001 revenue of $30.1 million. This decrease was due to lower revenue from the Company’s Airlines Reporting Corporation contract and lower earnings on customer balances due to lower average interest rates in 2002. The revenue decrease was partially offset by increased pricing in the Company’s commission settlement product.

      Operating expenses for the year ended December 31, 2002 decreased 4% to $330.5 million from $343.8 million in 2001 due primarily to the divestiture of the Company’s Business Process Outsourcing business, which was partially offset by increased operating expenses in Merchant Card Services resulting from higher volumes.

      General and administrative expenses increased by 1% to $23.1 million for the year ended December 31, 2002 from $22.8 million in 2001 due primarily to changes in estimates for certain non-income related taxes offset by lower expenses as a result of the BPO divestiture.

      Depreciation and amortization decreased 9% to $18.5 million for the year ended December 31, 2002 from $20.3 million in 2001. The year ended December 31, 2001 included $2.7 million of goodwill amortization expense that did not recur in 2002 due to the adoption of new accounting standards. This decrease was partially offset by additional depreciation in 2002 due to the addition of a new web-based merchant accounting and reporting system and the addition of a new data center.

      In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a restructuring charge of $1.7 million in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. As of December 31,

2003, the Company had $0.3 million remaining in accrued liabilities for future obligations related to this closure.

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

      During 2001, the Company recorded a net pre-tax charge of $3.9 million ($4.6 million after-tax) related to the BPO divestiture. The after-tax charge exceeded the pre-tax amount due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. As of December 31, 2003, the Company had $0.2 million remaining in accrued liabilities related to final obligations associated with the BPO divestiture.

      Operating profit margin as a percentage of revenue increased to 18% for the year ended December 31, 2002 from 17% in 2001 due to the items discussed above.

      Net interest income earned on the Company’s cash and cash equivalents for the year ended December 31, 2002 was $4.4 million, down 36% from $6.9 million for 2001 due to lower average interest rates in 2002.

      The overall effective tax rate was 37.7% in 2002 compared to 40.1% in 2001. The decrease in the effective tax rate was due to a $1.0 million foreign tax credit recorded in 2002, which had not previously been recognized due to uncertainty. The 2001 period also included the additional tax provisions related to the BPO divestiture discussed above.

      For the year ended December 31, 2002, minority interest was $2.5 million compared to $0.8 million for 2001. The increase is due to higher earnings from AAMS. National Processing acquired a 70% ownership interest in AAMS on June 28, 2001.

      Net income decreased 3% to $51.1 million for 2002 from $52.7 million in 2001 due to the items discussed above.

Chargeback and Market Uncertainties

Airlines

      The Company currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Company’s other airline customer, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard ® under the chargeback rules of those associations. At December 31, 2003, the dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $786 million, of which approximately $464 million pertained to United Airlines. Based upon available information, these amounts represent management’s best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of December 31, 2003, the Company held no significant collateral under these contracts.

      During the second quarter of 2003, the Company’s obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At December 31, 2003, the dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $5 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these concluded contracts. As of December 31, 2003, the Company held cash collateral of $1 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

      In November 2003, Congress passed the Federal Aviation Administration Reauthorization Act. This legislation included an extension of the airline ticket re-accommodation provision, which requires airlines to honor tickets through November 2004 for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation.

      Based on current conditions in the airline industry and other information currently available to the Company, management believes the risk of a material loss under the chargeback rules is unlikely.

Additional Factors

      The Company is dependent on overall consumer spending trends. The Company is also currently experiencing increased pricing pressure in competing for new national merchants and in retaining the existing national merchants. These factors may affect the Company’s future revenue and operating profits.

Application of Critical Accounting Policies

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

      Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of December 31, 2003, the Company had net deferred tax assets of $15.9 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it appears probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. Based on existing levels of pre-tax earnings, management believes that the Company will generate future taxable income above minimum amounts required to realize its deferred tax assets.

Long-Lived Assets

      Long-lived assets, consisting primarily of property and equipment, goodwill and other intangible assets, comprise a significant portion of the Company’s total assets.

      Property and equipment, net of accumulated depreciation and amortization, totaled $50.7 million as of December 31, 2003, which represented 8% of total assets. Useful lives of property and equipment (which includes internal use software) are estimated in order to determine the amount of depreciation and amortization expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in value of the assets. See Note 3 to the Consolidated Financial Statements. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

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

      Goodwill and other intangible assets, net of accumulated amortization, totaled $158.6 million as of December 31, 2003, which represented 26% of total assets. The Company analyzes goodwill and other intangible assets for impairment on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company must make estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets. See Note 3 to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, are no longer to be amortized over the estimated life but rather are tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

      The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. As part of adopting the provisions of SFAS 142, a transitional impairment test was applied to all goodwill during the quarter ended March 31, 2002. The Company also performed annual impairment tests in 2002 and 2003. No impairment was required to be recorded as a result of these tests. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. There have not been any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new standard.

      If the non-amortization provisions of SFAS 142 had been adopted effective January 1, 2000, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $2.7 million for year ended December 31, 2001. For the year ended December 31, 2001, proforma net income would have been $55.0 million, or $1.06 per diluted share, versus reported net income of $52.7 million, or $1.01 per diluted share.

      The Company’s amortizable intangible assets as of December 31, 2003 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 5 to 10 years. Amortization expense for years ended December 31, 2003, 2002 and 2001 were $8.7 million, $6.9 million and $5.6 million, respectively. The estimated annual amortization expense for existing intangible assets for each of the next five years is as follows: 2004 — $9.7 million; 2005, 2006, and 2007 — $7.8 million, and 2008 — $3.3 million.

      In general, application of the new provisions may result in more income statement volatility due to the potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

Accounting for Long-Lived Assets

      SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets,was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which addressed asset impairment, and certain provisions of Accounting Principals Board (“APB”) Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company on January 1, 2002 and have not had a material impact on the Company’s financial position, results of operations, or liquidity.

Accounting for Exit or Disposal Activities

      SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 became effective for the Company on January 1, 2003 and have not had a material impact on the Company’s financial position, results of operations, or liquidity.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25, Accounting for Stock Issued to Employees, to SFAS 123’s, Accounting for Stock-Based Compensation, fair value method of accounting, if a company so elects.

      Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options was applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003, continue to be accounted for under APB Opinion 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the Consolidated Financial Statements until the last of those options vest in 2005.

      As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise assuming options are granted in future years at a similar level and under similar market conditions. The actual impact per diluted share may vary in the event the fair value or the number of options granted increase or decrease, or if the current accounting guidance changes. The Company uses the Black-Scholes model to estimate option values. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective for the Company on June 1, 2003 for any new qualifying financial instruments that were subsequently entered into or modified. The provisions of SFAS 150 for all other qualifying instruments within its scope became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial position, results of operations, or liquidity. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. Management continues to evaluate the applicability of SFAS 150 to such entities and believes it would not have a material impact, if any, to financial position, results of operations, or liquidity.

Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional recognition and disclosure by a guarantor in its financial statements about its obligations under certain guarantees.

      The Company’s contingent obligation to honor chargebacks under merchant contracts is considered a performance guarantee under FIN 45. Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement. Performance guarantees are subject to both the recognition and disclosure requirements of FIN 45. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The required disclosures are included in Note 13 to the Consolidated Financial Statements. The recognition requirements of FIN 45 were adopted January 1, 2003 for new guarantees entered into after such date and did not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

      In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE’s commonly referred to as special-purpose entities (“SPEs”) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 are not anticipated to have a material impact on the Company’s financial position, results of operations, or liquidity.

Liquidity and Capital Resources

      The Company’s primary uses of capital resources include capital expenditures, working capital and acquisitions. Future business acquisitions may be funded through current liquidity, borrowed funds, and/or issuances of common stock.

      The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During 2003, the Company’s capital expenditures totaled $9.3 million. Such expenditures were financed from operating cash flow, which for 2003 totaled $92.2 million. Capital expenditures and operating cash flow for 2002 were $16.3 million and $100.8 million, respectively. Operating cash flow decreased in 2003 due primarily to the timing of certain working capital items. The Company expects capital expenditures for 2004 to be comparable to 2003, which will be principally used to enhance merchant card processing capabilities.

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

      On July 3, 2002, the Company acquired processing contracts from a key strategic partner for $2.7 million cash. Pursuant to the terms of the agreement, an additional $1.0 million was paid on August 5, 2003 related to these contracts. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period. See Note 4 to the Consolidated Financial Statements.

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

      See also the sections entitled Chargeback and Market Uncertainties and Contractual Obligations, Commitments and Contingent Liabilities for other items that may impact the Company’s liquidity and capital resources.

Contractual Obligations, Commitments and Contingent Liabilities

      The following table presents, as of December 31, 2003, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In

	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total
(In Millions)
Operating Leases	8	$1.3	$1.9	$1.5	$3.8	$8.5
Capital Lease	7	0.3	0.5	0.3	1.4	2.5
Processing Minimums	—	11.4	23.2	6.8	—	41.4
Other	—	0.3	—	—	—	0.3

      The Company’s operating lease obligations represent short and long-term lease and rental payments for offices, facilities and equipment. Capital lease obligations primarily represent a long-term lease for the Company’s main operating facility. Processing minimums represent minimum obligations under agreements to purchase outsourced authorization and settlement services.

      The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 13 to the Consolidated Financial Statements.

Forward-Looking Statements

      The annual report on Form 10-K contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. Forward-looking statements may be identified by the use of words such as “may,” “will,” “intend,” “expect,” “believe,” “anticipate,” “plan,” “estimate,” “project,” “target,” “forecast,” “seek” and other similar words used in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s expectations that involve a number of risks and uncertainties, and, although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Company’s ability to execute its business plans; changes in general economic conditions in the United States and other relevant economies; changes in consumer spending habits; changes in the growth rate of the card processing industry from recent years; ability to execute the Company’s acquisition strategy; successful integration of acquisitions; consolidation in the banking, card processing or electronic payment settlement industries; consolidation of major customers or industries serviced; industry competition; renewal of major customer relationships; changes in interest rates; governmental and economic stability in foreign countries in which the Company operates; litigation or changes in existing litigation, chargebacks, customer bankruptcy, claims and assessments; reliance on third party processing relationships; changes in banking regulations; changes in credit card association rules, regulations or operations; changes in other laws or regulations that impact the Company’s business; changes in accounting policies and procedures as may be required due to new accounting pronouncements of the Financial Accounting Standards Board or other regulatory agencies; technological changes; timely and successful implementation of future processing systems projects; financial or other business impacts due to systems infiltrations; and successful business continuity plans. You are advised to consult any further disclosures the Company makes on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports filed with the Commission.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

      The Company does not use derivative instruments.

Market Risk of Financial Instruments

      The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of December 31, 2003, the Company had $247 million in cash and cash equivalents. For the year ended December 31, 2003, NCBK also held an average of approximately $245 million of customer cash balances. The Company retains incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

      Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are affected by changes in interest rates, with respect to interest on the Company’s cash and cash equivalents as well as on customer funds maintained by NCBK. At December 31, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $4 million in annual pre-tax income based on cash balances for 2003. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $4 million in annual pre-tax income.

Item 8.     Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements at Item 15.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of December 31, 2003 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The Executive Officers of the Company as of February 27, 2004 were as follows:

Name	Age	Position

Jon L. Gorney	53	Chairman and Chief Executive Officer
Mark D. Pyke	43	Executive Vice President — Chief Operating Officer
Norman M. Martin	60	Executive Vice President — Merchant Card Services
Robert C. Robins	62	Executive Vice President — Business Development
Steven C. Cory	54	Executive Vice President — Information Technology and Operations
David E. Fountain	43	Senior Vice President — Chief Financial Officer
Kelly L. Lanham	34	Senior Vice President — Chief Accounting Officer

      An executive officer will serve until his successor is chosen and qualified. There is no family relationship between any of the executive officers.

      Mr. Gorney was appointed Chairman and Chief Executive Officer in September 2002. Mr. Gorney has served as an Executive Vice President of National City Corporation from 1993 to the present, with responsibility for National City’s overall technology and operations functions.

      Mr. Pyke was appointed Chief Operating Officer in October 2001. Mr. Pyke previously served as Executive Vice President – Merchant Card Services from October 1999 to October 2001 and was a Senior Vice President of the Merchant Card Services division from 1998 to 1999.

      Mr. Martin was appointed as Executive Vice President — Merchant Card Services in January 2000. Mr. Martin previously served as President of Client Merchant Services for First Data Corporation in 1998.

      Mr. Robins was appointed Executive Vice President — Business Development in November 2000. Mr. Robins was employed by Visa U.S.A. from 1996 to 2000 serving as Executive Vice President of Market Development and Acceptance.

      Mr. Cory was appointed Executive Vice President — Information Technology and Operations in April 2003. Mr. Cory was employed by National City Corporation serving as Executive Vice President — Consumer Loan Services from 2001 to 2003 and Senior Vice President — Card Services from 1999 to 2001.

      Mr. Fountain was appointed Chief Financial Officer in October 1999. Mr. Fountain was appointed interim Chief Financial Officer in July 1999 and served as Senior Vice President — Chief Accounting Officer from 1998 to 1999.

      Mr. Lanham was appointed Chief Accounting Officer in May 2000. Mr. Lanham joined the Company in November 1999 as Vice President — Corporate Controller. From 1996 to 1999, Mr. Lanham was employed by Arthur Andersen, serving as a manager in the firm’s Audit and Business Advisory division.

      The other information required by Item 10 is incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 19, 2004.

Item 11.	Executive Compensation

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 19, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 19, 2004.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 19, 2004.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference from the Company’s Definitive Proxy Statement to be dated approximately March 19, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.     Financial Statements

2.     Financial Statement Schedules

      Omitted due to inapplicability or because required information is shown in the Company’s Consolidated Financial Statements or notes thereto.

3.     Exhibits

      The exhibits filed as part of the 2003 Form 10-K are accessible at no cost on the Company’s web site at www.npc.net or through the United States Securities and Exchange Commission’s web site at www.sec.gov. Copies of the exhibits may be requested at a cost of $.30 per page from National Processing’s investor relations department.

Exhibit
Number		Description

3.1	(i)	Amended Articles of Incorporation of the Company. (A)
3.1	(ii)	Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company. (Incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
4.1		Specimen Certification for the Common Stock, without par value, of the Company. (B)
4.2		Registration Rights Agreement between the Company and National City Corporation, dated July 16, 1996. (B)
4.3		Amended Articles of Incorporation of the Company related to the capital stock of the Company and shareholders’ rights. (A)
4.4		Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company as related to the capital stock of the Company and shareholders’ rights. (Incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.1		Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)
10.2		Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)
10.3		Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)
10.4		Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)

Exhibit
Number	Description

10.5	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)
10.6	Employment Agreement and Undertaking of Confidentiality between the Company and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.7	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.8	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.9	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.10	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.11	National Processing Company 1996 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.12	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B) **
10.13	National Processing Company Short-Term Incentive Compensation Plan for Senior Executives, as amended and restated effective November 6, 2003. **
10.14	National Processing Company Long-Term Incentive Compensation Plan for Senior Officers, as amended and restated effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **
10.15	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)
10.16	Form of Severance Agreement between the Company and David Fountain, Marsha Y. Lindholm, Michael McEvoy and Christopher C. McNulty.**
10.17	Form of Severance Agreement between the Company and Mark D. Pyke and Robert Robins. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.18	Employment Agreement and Undertaking of Confidentiality between the Company and David Fountain dated October 27, 1998. (Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **
10.19	National Processing, Inc. 2001 Restricted Stock Plan. (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001) **
10.20	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.21	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.22	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

Exhibit
Number	Description

10.23	Guarantee between National Processing, Inc. and MasterCard® International Incorporated dated May 16, 2003. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.24	The National City Corporation Savings and Investment Plan, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.33 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.25	The National City Corporation Savings and Investment Plan No. 2, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.34 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.26	Amendment No. 1 to the National City Savings and Investment Plan, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.27	Amendment No. 1 to the National City Savings and Investment Plan No. 2, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.36 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)
14.1	Code of Ethics. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed August 11, 2003)
14.2	Senior Financial Officers Code of Ethics. (Incorporated herein by reference to Exhibit 14.2 to the Company’s Current Report on Form 8-K filed August 11, 2003)
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Auditors for National Processing, Inc.
24.1	Power of Attorney.
31.1	Chief Executive Officer 302 Certification dated March 11, 2004 for National Processing, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.
31.2	Chief Financial Officer 302 Certification dated March 11, 2004 for National Processing, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.
32.1	Chief Executive Officer 906 Certification dated March 11, 2004 for National Processing, Inc.’s Annual Report on Form 10-K for year ended December 31, 2003.
32.2	Chief Financial Officer 906 Certification dated March 11, 2004 for National Processing, Inc.’s Annual Report on Form 10-K for year ended December 31, 2003.
99.1	New York Stock Exchange Chief Executive Officer Certification dated March 11, 2004 for National Processing, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

(b) Reports on Form 8-K

      October 16, 2003: On October 16, 2003, the Company issued a news release reporting earnings and including a financial summary for the quarter and nine months ended September 30, 2003.

      January 15, 2004: On January 15, 2004, the Company issued a news release reporting earnings and including a financial summary for the fourth quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

NATIONAL PROCESSING, INC.

By:	/s/ DAVID E. FOUNTAIN

Senior Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON L. GORNEY Jon L. Gorney	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ DAVID E. FOUNTAIN David E. Fountain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/s/ KELLY L. LANHAM Kelly L. Lanham	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2004

/s/ PAUL G. CLARK Paul G. Clark	Director	March 11, 2004	*

/s/ JEFFREY D. KELLY Jeffrey D. Kelly	Director	March 11, 2004	*

Aureliano Gonzalez-Baz	Director	March 11, 2004

/s/ JEFFREY P. GOTSCHALL Jeffrey P. Gotschall	Director	March 11, 2004	*

Preston B. Heller, Jr.	Director	March 11, 2004	*

/s/ J. ARMANDO RAMIREZ J. Armando Ramirez	Director	March 11, 2004	*

*	The undersigned by signing his name hereto, does sign and execute the Annual Report on Form 10-K for fiscal year 2003 pursuant to the Power of Attorney executed by the above named Directors of the Company and which have been filed with the Securities Exchange Commission on behalf of such directors.

By:	/s/ CARLTON E. LANGER

Carlton E. Langer
As Attorney-in-Fact

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors

National Processing, Inc.

      We have audited the accompanying consolidated balance sheets of National Processing, Inc. and subsidiaries (a majority owned subsidiary of National City Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of National Processing, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Processing, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 15, 2004

NATIONAL PROCESSING, INC.

Consolidated Balance Sheets

	December 31,

	2003	2002

	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$246,957	$185,513
Accounts receivable-trade	136,346	152,132
Deferred tax assets	2,775	2,113
Other current assets	7,402	7,287

Total current assets	393,480	347,045
Property and equipment:
Furniture and equipment	50,324	51,253
Building and leasehold improvements	12,490	11,835
Software	40,034	37,666
Property leased under capital leases	4,599	4,173
Land and improvements	442	442

	107,889	105,369
Accumulated depreciation and amortization	(57,238)	(51,662)

	50,651	53,707
Other assets:
Goodwill	115,306	91,227
Other intangible assets, net of accumulated amortization of $30,187 in 2003 and $21,470 in 2002	43,312	41,990
Deferred tax assets	13,117	12,231
Other assets	6,108	4,304

Total other assets	177,843	149,752

Total assets	$621,974	$550,504

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable-trade	$26,426	$23,006
Accrued bankcard assessments	33,335	27,645
Accrued compensation and benefits	3,725	3,321
Income taxes payable	11,693	17,211
Other accrued liabilities	20,295	18,744

Total current liabilities	95,474	89,927
Obligations under capital leases	1,945	1,732
Minority interest	2,772	2,462

Total liabilities	100,191	94,121
Shareholders’ equity:
Preferred stock, without par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, without par value, 95,000,000 shares authorized; 53,113,009 and 52,093,945 shares issued and outstanding in 2003 and 2002, respectively	1	1
Contributed capital	214,944	198,728
Stock-based compensation plans	112	(311)
Retained earnings	306,726	257,965

Total shareholders’ equity	521,783	456,383

Total liabilities and shareholders’ equity	$621,974	$550,504

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Income

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenue	$480,098	$455,376	$473,250
Operating expenses	353,915	330,518	343,819
General and administrative expenses	22,845	23,142	22,819
Depreciation and amortization	21,256	18,542	20,346
Impairment, restructuring and related expenses	1,273	1,650	3,870

Operating profit	80,809	81,524	82,396
Net interest income	3,024	4,410	6,866

Income before provision for income taxes and minority interest	83,833	85,934	89,262
Provision for income taxes	32,321	32,396	35,775

Income before minority interest	51,512	53,538	53,487
Minority interest	2,751	2,461	827

Net income	$48,761	$51,077	$52,660

Net income per common share
Basic	$0.93	$0.98	$1.03
Diluted	$0.93	$0.97	$1.01
Average common shares outstanding
Basic	52,468	52,008	51,352
Diluted	52,577	52,476	51,983

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Changes in Shareholders’ Equity

				Stock-Based
	Common	Common	Contributed	Compensation	Retained
	Shares	Stock	Capital	Plans	Earnings	Total

	(Dollars in Thousands)
Balance at January 1, 2001	50,935,460	$1	$178,729	$—	$182,828	$361,558
Net income	—	—	—	—	52,660	52,660
Common control business unit purchase, net of tax		—	—	—	(28,600)	(28,600)
Issuance of common shares under stock-based compensation plans, including related tax effects	883,048	—	14,855	(477)	—	14,378

Balance at December 31, 2001	51,818,508	1	193,584	(477)	206,888	399,996
Net Income	—	—	—	—	51,077	51,077
Issuance of common shares under stock-based compensation plans, including related tax effects	275,437	—	5,144	166	—	5,310

Balance at December 31, 2002	52,093,945	1	198,728	(311)	257,965	456,383
Net income	—	—	—	—	48,761	48,761
Issuance of common shares under stock-based compensation plans, including related tax effects	1,019,064	—	16,216	423	—	16,639

Balance at December 31, 2003	53,113,009	$1	$214,944	$112	$306,726	$521,783

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$48,761	$51,077	$52,660
Non-cash items:
Depreciation of properties and equipment	12,539	11,683	11,981
Amortization of intangible assets	8,717	6,859	8,365
Impairment, restructuring and related expenses	1,273	1,650	3,250
Deferred income taxes	(1,548)	2,265	4,042
Loss on disposition of fixed assets	398	387	35
Changes in current assets and liabilities:
Accounts receivable-trade	19,030	11,512	(44,513)
Accounts payable-trade	1,213	3,926	4,599
Accrued bankcard assessments	5,585	(468)	3,655
Income taxes payable	(2,473)	10,541	4,848
Other current assets and liabilities	(1,239)	(784)	(203)
Other, net	(404)	499	364
Minority interest, net of distributions	310	1,635	827

Net cash provided by operating activities	92,162	100,782	49,910
Investing activities
Capital expenditures	(9,343)	(16,347)	(20,089)
Proceeds from sales of fixed assets	—	—	34
Proceeds from maturities of Eurodollar deposits	—	—	56,000
Common control business unit purchase	—	—	(44,000)
Acquisitions, net of cash received	(33,356)	(3,200)	(48,500)
Net proceeds from sales of businesses	—	—	41,252

Net cash used in investing activities	(42,699)	(19,547)	(15,303)
Financing activities
Principal payments under property leased under capital leases	(213)	(130)	(131)
Issuance of common stock under stock-based compensation plans	12,194	3,151	8,674

Net cash provided by financing activities	11,981	3,021	8,543

Net increase in cash and cash equivalents	61,444	84,256	43,150
Cash and cash equivalents, beginning of period	185,513	101,257	58,107

Cash and cash equivalents, end of period	$246,957	$185,513	$101,257

Supplemental Cash Flow Information
Cash paid for income taxes	$36,569	$21,646	$26,396

See notes to consolidated financial statements.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

     Organization

      National Processing, Inc. and subsidiaries (the “Company”) are providers of electronic payment processing services. The Company is 84% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio. The Company’s primary operating subsidiary, National Processing Company, LLC is located in Louisville, Kentucky.

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

     Business

      The Company operates two business segments, Merchant Card Services and Payment Services. Merchant Card Services authorizes, processes, and performs financial settlement and reporting of card transactions, including credit and debit card transactions. Merchant Card Services provides services to merchant locations primarily in the United States and represented 97% of the Company’s revenue in 2003.

      Payment Services was formerly an operating unit within the Company’s Corporate Outsourcing Solutions segment. This segment was renamed Payment Services in 2001 after the sale of the Business Process Outsourcing (“BPO”) unit, which was also formerly a component of the Company’s Corporate Outsourcing Solutions segment. Payment Services provides financial settlement and reporting solutions to large and mid-size corporate customers in the travel and healthcare industries. Payment Services settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. Payment Services also settles commission payments for car rental companies, cruise line operators, and hotels. In the healthcare industry, Payment Services provides financial settlement and reporting to healthcare organizations such as insurance companies, managed care organizations, and self-insured organizations. Payment Services represented 3% of the Company’s revenue in 2003. Payment Services does not meet the materiality thresholds for separate disclosures of segment information as defined in Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information. As a result, these Notes to Consolidated Financial Statements do not include segment disclosures.

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

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

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

2. Summary of Significant Accounting Policies

     Principles of Consolidation and Basis of Presentation

      The Consolidated Financial Statements include the accounts of National Processing, Inc. and its subsidiaries. On June 28, 2001, the Company acquired a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”) from ABN AMRO North America, Inc. and it subsidiaries (“AANA”). See Note 4. Since the date of its acquisition, the results of operations of AAMS have been included in the Consolidated Financial Statements of the Company and AANA’s 30% ownership interest has been accounted for as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States.

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

Revenue Recognition

      The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. For the years ended December 31, 2003, 2002, and 2001, interchange and debit network fees were $2.5 billion, $2.4 billion, and $2.2 billion, respectively.

      A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contractual terms. For the years ended December 31, 2003, 2002, and 2001, earnings on customer balances were $2.2 million, $4.3 million, and $8.3 million, respectively.

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

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

and purchased software costs are recorded at cost. Commencing the month following project completion, these costs are amortized on a straight-line basis over the estimated useful life of the software.

      The ranges of estimated useful lives are as follows:

Furniture and equipment	3 to 10 years
Building and leasehold improvements	5 to 30 years
Software	3 to 10 years
Property leased under capital leases	3 to 35 years
Land improvements	5 to 15 years

      Upon the sale or disposal of property or equipment, the cost and accumulated depreciation accounts are adjusted accordingly and any gain or loss is recognized.

Other Intangible Assets

      Other intangible assets are composed primarily of acquired merchant portfolios which represent costs allocated to customer contracts acquired through acquisitions. These costs are amortized on a straight-line basis over periods ranging from 5 to 10 years.

Goodwill

      Operating results of companies acquired in purchase transactions are included in the consolidated statements of operations from their respective acquisition dates. The excess of the purchase price over the net assets acquired (goodwill) is tested at least annually for impairment based on specific guidance provided in SFAS 142, Goodwill and Other Intangible Assets. The Company performed annual impairment tests in 2002 and 2003. No impairment was required to be recorded as a result of these tests.

      Effective January 1, 2002, the Company adopted SFAS 142. See Note 3 for further discussion of the impact of this new accounting pronouncement on the Company’s Consolidated Financial Statements.

Asset Impairment

      Effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which changed the way asset impairment is measured. Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by SFAS 144. See Note 3 for further discussion of the impact of this new accounting pronouncement on the Company’s Consolidated Financial Statements.

Bankcard Assessments

      Liabilities to MasterCard ® and Visa® originating from the Company’s agreements with these agencies, as an authorized processor, are accrued and settled on a monthly and quarterly basis, respectively.

      The Company records assessments charged by credit card associations as expense as the Company is the primary obligor of these costs. For the years ended December 31, 2003, 2002, and 2001, assessments expense was $139.8 million, $134.9 million, and $126.1 million, respectively.

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

Stock-Based Compensation

      The Company has various stock-based compensation plans that allow for the granting of stock to eligible employees and directors. See Note 12. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation expense for employee stock options is not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value method of recording stock options under the transitional guidance of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Compensation expense for employee stock options granted after January 1, 2003, are recognized in the Consolidated Financial Statements under the fair value method. Compensation expense for restricted share awards is recognized ratably over the period of service, generally the restricted period, based on the fair value of the stock on the date of grant.

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

	Year Ended December 31,

	2003	2002	2001

Net income, as reported	$48,761	$51,077	$52,660
Add: Stock-based compensation expense included in net income under fair value based method, net of related tax effects	313	—	—
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(6,501)	(7,187)	(4,481)

Pro forma net income	$42,573	$43,890	$48,179

Earnings per share:
Basic — as reported	$0.93	$0.98	$1.03
Basic — pro forma	$0.81	$0.84	$0.94
Diluted — as reported	$0.93	$0.97	$1.01
Diluted — pro forma	$0.81	$0.84	$0.93

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The following weighted-average assumptions were used in the option-pricing model:

	2003	2002	2001

Risk free interest rate	2.5%	3.6%	5.5%
Expected option life	4 years	4 years	7 years
Expected dividend yield	0%	0%	0%
Volatility factor	.473	.485	.495
Weighted average grant date fair value of options	$7.89	$11.45	$15.14

Reclassifications

      Certain prior year amounts have been reclassified to conform with the 2003 presentation. Reclassifications had no effect on previously reported net income or equity.

3.	Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, are no longer to be amortized into net income over an estimated life but rather are tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

      The provisions of SFAS 142 were adopted by the Company as required effective January 1, 2002. As part of adopting the provisions of SFAS 142, a transitional impairment test was applied to all goodwill during the quarter ended March 31, 2002. The Company also performed annual impairment tests in 2002 and 2003. No impairment was required to be recorded as a result of these tests. The Company currently does not have any other indefinite-lived intangible assets on its balance sheet. There have not been any material categorical reclassifications or adjustments to the useful lives of finite-lived intangible assets as a result of adopting the new standard.

      If the non-amortization provisions of SFAS 142 had been adopted effective January 1, 2001, goodwill amortization expense, which is primarily nondeductible for income tax purposes, would have been reduced by $2.7 million for year ended December 31, 2001. For the year ended December 31, 2001, proforma net income would have been $55.0 million, or $1.06 per diluted share, versus reported net income of $52.7 million, or $1.01 per diluted share.

      The Company’s amortizable intangible assets as of December 31, 2003 related almost exclusively to acquired merchant portfolios. These costs are amortized on a straight-line basis over periods ranging from 5 to 10 years. Amortization expense for the years ended December 31, 2003, 2002, and 2001 was $8.7 million, $6.9 million, and $5.6 million, respectively. The estimated annual amortization expense for existing intangible assets for each of the next five years is as follows: 2004 — $9.7 million; 2005, 2006, and 2007 — 7.8, and 2008 — $3.3 million.

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

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

Accounting for Long-Lived Assets

      SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement’s provisions supersede SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which addressed asset impairment, and certain provisions of APB 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and have not had a material impact on the Company’s financial position, results of operations, or liquidity.

Accounting for Exit or Disposal Activities

      SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost is recognized at the date of the entity’s commitment to an exit plan. The provisions of SFAS 146 become effective for the Company January 1, 2003 and have not had a material impact on the Company’s financial position, results of operations, or liquidity.

Accounting for Stock-Based Compensation

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25, Accounting for Stock Issued to Employees, to SFAS 123’s fair value method of accounting, if a company so elects.

      Effective January 1, 2003, the Company adopted the fair value method of recording stock options under SFAS 123. In accordance with the transitional guidance of SFAS 148, the fair value method of accounting for stock options was applied prospectively to awards granted subsequent to December 31, 2002. As permitted, options granted prior to January 1, 2003, continue to be accounted for under APB Opinion 25, and the proforma impact of accounting for these options at fair value will continue to be disclosed in the Consolidated Financial Statements until the last of those options vest in 2005.

      As the cost of anticipated future option awards is phased in over a four-year period, the annual impact will rise assuming options are granted in future years at a similar level and under similar market conditions. The actual impact per diluted share may vary in the event the fair value or the number of options granted increase or decrease, or if the current accounting guidance changes. The Company uses the Black-Scholes model to estimate option values. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective for the Company on June 1, 2003 for any new qualifying financial instruments that were subsequently entered into or modified. The provisions of SFAS 150 for all other qualifying instruments within its scope became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial position, results of operations, or liquidity. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. Management continues to evaluate the applicability of SFAS 150 to such entities and believes it would not have a material impact, if any, to financial position, results of operations, or liquidity.

Accounting for Guarantees

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional recognition and disclosure by a guarantor in its financial statements about its obligations under certain guarantees.

      The Company’s contingent obligation to honor chargebacks under merchant contracts is considered a performance guarantee under FIN 45. Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement. Performance guarantees are subject to both the recognition and disclosure requirements of FIN 45. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The required disclosures are included in Note 13. The recognition requirements of FIN 45 were adopted January 1, 2003 for new guarantees entered into after such date and did not have a material impact on the Company’s financial position, results of operations, or liquidity.

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

      In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE’s commonly referred to as special-purpose entities (“SPEs”) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 31, 2004, unless previously applied. The provisions of FIN 46 are not anticipated to have a material impact on the Company’s financial position, results of operations, or liquidity.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

4. Acquisitions

      On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. (“BPS”) from Bridgeview Bank and Trust Company for $32.4 million in cash. The allocation of the purchase price increased the Company’s goodwill by approximately $24 million. The remainder of the purchase price was primarily allocated to merchant contracts, which are included in other intangible assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis over 5 years. The results of operations for BPS have been included in the Consolidated Financial Statements since the date of acquisition. Incremental revenue as a result of this acquisition was $12.2 million for year ended December 31, 2003.

      On July 3, 2002, the Company acquired processing contracts from a key strategic partner for $2.7 million in cash, which was recorded, as an intangible asset. Pursuant to the terms of the agreement, an additional $1.0 million was paid on August 5, 2003 related to these contracts, which also was recorded as an intangible asset. These intangible assets are being amortized on a straight-line basis over 10 years. The terms of the agreement also include future payments to the seller for a portion of the revenue derived from these contracts for a specified period. Under the terms of the agreement, the Company obtained the right to provide front-end authorization services for approximately 50,000 merchant locations. Prior to the acquisition, the Company was already providing settlement services for these merchants.

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

5. Divested and Discontinued Business Units

      In 2001, the Company divested its BPO (“Business Process Outsourcing”) business and discontinued its Denver collections business, which were components of the former Corporate Outsourcing Solutions segment. The Denver collections business was discontinued on March 30, 2001. The sale of the BPO unit to Affiliated Computer Services (“ACS”) was completed on August 29, 2001 for $43.0 million in cash ($41.3 million after transaction-related expenses). For the year ended December 31, 2001, the divested and discontinued business units had revenue of $41.2 million. Operating profit (loss) for the divested and discontinued business units, which included $3.9 million of charges related to the divestiture, was $(0.3) million for the year ended December 31, 2001.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

6. Impairment, Restructuring and Unusual Items

      In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company consolidated certain technology functions, which resulted in severance for 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The remaining obligations for these initiatives are included in other accrued liabilities on the Consolidated Balance Sheet. A rollforward of the liability for severance and related charges incurred in connection with these initiatives is presented in the table below. The remaining obligations as of December 31, 2003 represent future payments for severance and lease commitments extending through August 15, 2005.

Year Ended
December 31, 2003
(in thousands)
Beginning balance	$—
Severance and related charges	1,273
Payments and other	(713)

Ending balance	560

      In 2002, the Company recorded $3.2 million ($1.9 million after-tax) of expenses related to a separation agreement with the former CEO. This amount was included in general and administrative expense in the accompanying financial statements. As of December 31, 2003, the Company had $1.0 million remaining in accrued liabilities for future obligations related to this agreement.

      In May 2002, the Company announced plans to close its remaining operations in Juarez, Mexico. The work performed in Mexico has been relocated to existing facilities in the United States. The Company recorded a pre-tax restructuring charge of $1.7 million ($2.4 million after-tax) in the second quarter of 2002 related to severance costs for approximately 120 employees, building and equipment write-downs, and related items. The after-tax charge exceeds the pre-tax amount due to additional tax provisions required for nondeductible losses and dividends from foreign subsidiaries. As of December 31, 2003, the Company had $0.3 million remaining in accrued liabilities for future obligations related to this closure.

      During 2001, the Company recorded net pre-tax charges of $3.9 million ($4.6 million after-tax) related to the BPO divestiture. The after-tax charges exceed the pre-tax amounts due to additional provisions required for nondeductible losses, repatriation of previously untaxed earnings in foreign countries, and dividends from foreign subsidiaries. These charges consisted of a loss of $3.3 million ($4.3 million after-tax) on the sale of the business and a $0.6 million charge ($0.4 million after-tax) for severance costs related to organizational restructuring actions taken to reduce support costs associated with the BPO unit. As of December 31, 2003 the Company had $0.2 million remaining in accrued liabilities related to the final obligations associated with the BPO divestiture.

7. Transactions with Affiliates

      The Company leases certain facilities from NCBK, a wholly owned subsidiary of National City, under long-term agreements classified as “Obligations Under Capital Leases” in the accompanying balance sheets. Future minimum payments under this lease, which expires in 2019, are $2.6 million, including interest of $1.0 million. Future minimum payments under these leases, including interest, for the next five years are $0.2 million per year.

      Substantially all of the Company’s cash and cash equivalents are held by NCBK and other National City subsidiaries. The majority of interest income and earnings on customer balances included in the Consolidated Statements of Income are derived from accounts held at NCBK and other National City subsidiaries.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The Company and National City are parties to agreements pursuant to which the Company outsources a portion of certain functions to National City including information technology services, tax services, human resource services, internal audit and legal services, from National City and its affiliates. The Company also utilizes NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services totaled $4.7 million, $2.0 million, and $1.6 million in 2003, 2002, and 2001, respectively.

      On January 8, 2001, the Company acquired the merchant services business units from several National City banking subsidiaries for $44.0 million, which was paid in cash at closing. See Note 4.

8. Operating Leases

      The Company leases various offices, facilities, and equipment under noncancellable lease agreements with expiration dates through 2019. During the normal course of business, most of these leases will be renewed or replaced by other leases. Future minimum rental payments under these leases are $1.3 million in 2004, $1.0 million in 2005, $0.9 million in 2006, $0.9 million in 2007, $0.6 million in 2008 and $3.8 million thereafter. Rent expense under operating leases was $2.5 million, $2.5 million, and $2.9 million in 2003, 2002, and 2001, respectively.

9.	Income Taxes

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$30,480	$25,163	$31,074
State	2,859	4,968	1,659
Other	530	—	(1,000)
Deferred:
Federal	(2,477)	2,887	1,660
State	929	(622)	2,382

	$32,321	$32,396	$35,775

      The temporary differences that gave rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Accrued expenses	$4,783	$4,622
Accrued compensation and benefits	241	602
State net operating losses	—	530
Intangible assets	11,546	13,197
Other	5,618	1,423

	22,188	20,374
Deferred tax liabilities:
Fixed assets	(6,296)	(6,030)

Net deferred tax assets	$15,892	$14,344

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it appears probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. Based on existing levels of pre-tax earnings, management believes that the Company will generate future taxable income above minimum amounts required to realize its deferred tax assets.

      The reconciliation of the Company’s income tax provisions and the amounts computed by applying the U.S. statutory income tax rate to income before taxes is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

U.S. statutory rate	$29,342	$30,077	$31,242
Nondeductible amortization	—	—	630
State taxes, net of federal benefit	2,462	2,826	2,811
Change in valuation allowance	—	—	(185)
Sale of BPO business	—	—	1,305
Non-taxable LLC minority interest	(985)	(861)	(289)
Other	1,502	354	261

	$32,321	$32,396	$35,775

      For 2003, 2002 and 2001, income tax benefits of $3.0 million, $1.4 million and $4.6 million respectively, were received related to the exercise of nonqualified employee stock options. This benefit is recorded directly to shareholders’ equity.

      As of December 31, 2003, the Company had no state net operating loss carryforwards for income tax purposes available to offset future taxable income in the related states. All net operating losses were utilized by December 31, 2003.

10.	Employee Benefit Plans

      The Company offers a 401(k) savings plan to all employees who meet certain age and eligibility requirements. The plan is funded by employee contributions and discretionary matching contributions by the Company. The Company recognized $2.2 million, $2.2 million, and $2.1 million in matching contribution expense during 2003, 2002, and 2001, respectively.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Net Income Per Common Share

      The calculation of net income per common share follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Basic:
Net income	$48,761	$51,077	$52,660

Average common shares outstanding	52,468	52,008	51,352

Net income per common share-basic	$0.93	$0.98	$1.03

Diluted:
Net income	$48,761	$51,077	$52,660

Average common shares outstanding	52,468	52,008	51,352
Dilutive effect of stock options	109	468	631

Average common shares outstanding-diluted	52,577	52,476	51,983

Net income per common share-diluted	$0.93	$0.97	$1.01

      Diluted net income per common share takes into consideration the proforma dilution assuming certain unvested restricted stock and unexercised stock option awards were converted or exercised into common shares. For the years ended December 31, 2003, 2002, and 2001, options to purchase 2,466,386, 2,467,768, and 1,428,352 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

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

      Compensation expense was recognized in 2003, 2002, and 2001, related to the fair value of options for former employees in situations where vesting continued upon a change in employee status. The Company recognized $0.8 million, $1.0 million, and $0.8 million of compensation expense for these employees in 2003, 2002, and 2001, respectively.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      A summary of stock option activity follows:

		Options Outstanding

	Option Shares		Weighted-Average
	Available for Grant	Option Shares	Price Per Share

January 1, 2001	6,032,575	2,806,965	11.54
Granted	(1,464,725)	1,511,583	25.91
Forfeited	145,570	(145,570)	14.42
Exercised	—	(898,906)	11.36

December 31, 2001	4,713,420	3,274,072	18.09
Granted	(1,290,550)	1,368,324	27.42
Forfeited	230,796	(230,796)	25.14
Exercised	—	(356,270)	12.97

December 31, 2002	3,653,666	4,055,330	21.29
Granted	(102,500)	141,776	20.01
Forfeited	198,158	(198,158)	26.97
Exercised	—	(1,059,840)	12.30

December 31, 2003	3,749,324	2,939,108	24.08

      Information about stock options outstanding at December 31, 2003 follows:

			Weighted-Average
		Weighted-	Remaining		Weighted-
Range of		Average	Contractual Life		Average Exercise
Exercise Prices	Outstanding	Exercise Price	(in years)	Exercisable	Price

$5.50 - $10.99	184,569	$10.19	3.6	184,569	$10.19
11.00 - 15.99	235,923	11.63	5.9	228,423	11.49
16.00 - 20.99	217,161	18.72	5.9	115,000	17.85
21.00 - 25.99	1,033,178	25.40	7.3	667,157	25.50
26.00 - 32.95	1,268,277	28.27	8.1	488,198	28.67

Total	2,939,108	$24.08	7.2	1,683,347	$22.32

Restricted Stock

      The Company’s restricted stock plan provides for the issuance of up to 500,000 shares of common stock to officers and key employees. In general, the restrictions on shares granted expire within a four-year period. The Company recognizes compensation expense over the restricted period. The grant date fair value of the restricted share awards granted in 2003, 2002, and 2001 was $20.27, $27.92, and $24.18, respectively. The Company recognized $0.3 million, $0.1 million, and $0.2 million of compensation expense in 2003, 2002, and 2001, respectively, related to these restricted stock awards. As of December 31, 2003, 166,100 shares of restricted stock were outstanding.

13.	Contingent Liabilities and Guarantees

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

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

liquidation or other reasons, the Company will bear the loss for the amount of the refund paid to the cardholder.

      A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard ® for the last four months, plus any outstanding delayed-delivery transactions and unresolved chargebacks in the process of resolution. For the last four months of 2003, this amount totaled approximately $56 billion. At December 31, 2003, the Company had $6 million of unresolved chargebacks that were in process of resolution.

      During 2003, 2002, and 2001, the Company processed $151 million, $163 million, and $168 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for 2003, 2002, and 2001 were $3 million, $3 million, and $4 million, respectively. The Company accrues for probable losses based on historical experience and at December 31, 2003 and 2002, had $1.3 million and $1.5 million, respectively, recorded in other accrued liabilities for expected losses.

      In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (“delayed-delivery”), the potential for this contingent liability increases. In 2003, the Company processed approximately $13 billion of merchant transactions related to delayed-delivery purchases.

      The Company currently processes card transactions for two of the largest airlines in the United States. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to the two airlines it currently serves but does not intend to renew such contracts when their current terms expire. The contracts currently in effect have expiration dates of April 2004 and November 2005. One of the two continuing airline merchants, United Airlines, Inc., is currently operating under Chapter 11 protection. In the event of liquidation of United Airlines or the Company’s other airline customer, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard ® under the chargeback rules of those associations. At December 31, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under continuing merchant processing contracts, was approximately $786 million, of which approximately $464 million pertained to United Airlines. Based upon available information, these amounts represent management’s best estimate of its maximum potential chargeback exposure related to its continuing airline customers. As of December 31, 2003, the Company held no significant collateral under these contracts.

      During the second quarter of 2003, the Company’s obligation to process card transactions for two other airline merchants, including U.S. Airways Group, Inc., ceased with these merchants transitioning to new processors. At December 31, 2003, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $5 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these concluded contracts. As of December 31, 2003, the Company held cash collateral of $1 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

      In November 2003, Congress passed the Federal Aviation Administration Reauthorization Act. This legislation included an extension of the airline ticket re-accommodation provision, which requires airlines to honor tickets through November 2004 for other airlines that may suspend, interrupt or discontinue services due to insolvency or liquidation.

      Based on current conditions in the airline industry and other information currently available to the Company, management believes the risk of a material loss under the chargeback rules is unlikely.

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

MasterCard ® Guarantee

      On May 16, 2003, the Company provided a financial guarantee relating to NCBK’s obligations with MasterCard ® . The agreement guarantees the payment of NCBK’s membership obligations pursuant to its license agreement with MasterCard ® , the Bylaws and Rules of MasterCard ® , and all regulations and policies of MasterCard ® should NCBK default or fail to meet its obligations of membership. The Company’s primary risk under this guarantee is related to potential chargebacks; however, the Company believes its exposure to a material loss under the guarantee is not probable at this time. The Company processes all transactions received from MasterCard ® by NCBK under the exclusive terms of the Sponsorship Agreement.

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

14.	Quarterly Results of Operations (Unaudited):

      Selected quarterly data for 2003 and 2002 are as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2003
Revenue	$105,954	$113,614	$124,997	$135,533	$480,098
Operating profit	13,929	18,377	24,232	24,271	80,809
Net income	8,547	11,066	14,309	14,839	48,761
Basic net income per common share	$0.16	$0.21	$0.27	$0.28	$0.93
Diluted net income per common share	$0.16	$0.21	$0.27	$0.28	$0.93

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2002
Revenue	$109,945	$112,664	$114,486	$118,281	$455,376
Operating profit	19,016	21,617	18,125	22,766	81,524
Net income	12,048	12,199	12,686	14,144	51,077
Basic net income per common share	$0.23	$0.24	$0.24	$0.27	$0.98
Diluted net income per common share	$0.23	$0.23	$0.24	$0.27	$0.97

NATIONAL PROCESSING, INC.

Notes to Consolidated Financial Statements — (Continued)

      The above financial data for 2003 includes a second quarter charge of $1.3 million ($0.8 million after-tax) related to the consolidation of technology functions and a loss on the sale of 14 regional sales offices.

      The above financial data for 2002 includes certain charges. The second quarter of 2002 includes a charge of $1.7 million ($2.4 million after-tax) for severance costs, building and equipment write-downs and other items related to the closure of operations in Juarez, Mexico. The third quarter of 2002 includes a charge of $3.4 million ($2.0 million after-tax) related to a separation agreement with the former CEO.