Form 10-Q
period 2004-03-31
NATIONAL PROCESSING INC
filed 2004-05-07
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________________to___________

Commission File Number: 1-11905

National Processing, Inc.

(Exact name of Registrant as specified in its charter)

Ohio	61-1303983
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1900 East Ninth Street
Cleveland, Ohio	44114-3484
(Address of principal executive offices)	(Zip Code)

(216)222-3368
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2004 was 53,177,342.

NATIONAL PROCESSING, INC.

National Processing, Inc.

Consolidated Balance Sheets
Unaudited
(Dollars in thousands)

	March 31	December 31	March 31
	2004	2003	2003
Assets
Current assets:
Cash and cash equivalents	$296,007	$246,957	$229,390
Accounts receivable – trade	104,107	136,346	111,800
Deferred tax assets	4,269	2,775	1,370
Other current assets	7,077	7,402	10,374

Total current assets	411,460	393,480	352,934
Property and equipment:
Furniture and equipment	52,305	50,324	51,381
Building and leasehold improvements	12,643	12,490	11,954
Software	42,244	40,034	39,094
Property leased under capital leases	4,599	4,599	4,173
Land and improvements	442	442	442

	112,233	107,889	107,044
Less: Accumulated depreciation and amortization	60,394	57,238	54,822

Property and equipment, net	51,839	50,651	52,222
Other assets:
Goodwill	115,306	115,306	91,227
Other intangible assets, net of accumulated amortization of $32,717, $30,187 and $23,240 at March 31, 2004, December 31, 2003, and March 31, 2003, respectively	40,782	43,312	40,220
Deferred tax assets	7,239	13,117	11,004
Other assets	6,463	6,108	4,000

Total other assets	169,790	177,843	146,451

Total assets	$633,089	$621,974	$551,607

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable – trade	$30,133	$26,426	$19,865
Accrued bankcard assessments	27,703	33,335	23,514
Accrued compensation and benefits	2,488	3,725	2,151
Income tax payable	15,381	11,693	12,966
Other accrued liabilities	20,174	20,295	24,799

Total current liabilities	95,879	95,474	83,295
Obligations under capital leases	1,877	1,945	1,699
Minority interest	751	2,772	550

Total liabilities	98,507	100,191	85,544
Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, without par value; 95,000,000 shares authorized; 53,140,842, 53,113,009, and 52,224,234 issued and outstanding at March 31, 2004, December 31, 2003, and March 31, 2003, respectively	1	1	1
Contributed capital	215,568	214,944	199,825
Stock-based compensation plans	323	112	(275)
Retained earnings	318,690	306,726	266,512

Total shareholders’ equity	534,582	521,783	466,063

Total liabilities and shareholders’ equity	$633,089	$621,974	$551,607

See notes to Consolidated Financial Statements

National Processing, Inc.

Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31
	2004	2003
Revenue	$122,214	$105,954
Operating expenses	55,867	51,546
Assessments expense	34,917	31,206
General and administrative expenses	6,085	4,306
Depreciation and amortization	5,693	4,967

Operating profit	19,652	13,929
Net interest income	662	842

Income before provision for income taxes and minority interest	20,314	14,771
Provision for income taxes	7,608	5,695

Income before minority interest	12,706	9,076
Minority interest	742	529

Net income	$11,964	$8,547

Basic net income per common share	$0.22	$0.16

Diluted net income per common share	$0.22	$0.16

See notes to Consolidated Financial Statements

National Processing, Inc.

Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

				Stock-Based
	Common	Common	Contributed	Compensation	Retained
	Shares	Stock	Capital	Plans	Earnings	Total
Balance at January 1, 2004	53,113,009	$1	$214,944	$112	$306,726	$521,783
Net income	—	—	—	—	11,964	11,964
Issuance of common shares under stock-based compensation plans, including related tax effects	27,833	—	624	211	—	835

Balance at March 31, 2004	53,140,842	$1	$215,568	$323	$318,690	$534,582

See notes to Consolidated Financial Statements

National Processing, Inc.

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended
	March 31
	2004	2003
Operating Activities
Net income	$11,964	$8,547
Items not requiring cash currently:
Depreciation of properties and equipment	3,163	3,197
Amortization of intangible assets	2,530	1,770
Deferred income taxes	4,384	1,970
Loss on disposition of fixed assets	—	4
Change in current assets and liabilities:
Accounts receivable – trade	32,239	40,332
Accounts payable – trade	3,707	(3,141)
Accrued bankcard assessments	(5,632)	(4,131)
Income taxes payable	3,763	(4,087)
Other current assets/liabilities	(1,033)	1,798
Other, net	(55)	(55)
Minority interest, net of distributions	(2,021)	(1,912)

Net cash provided by operating activities	53,009	44,292
Investing Activities
Capital expenditures	(4,351)	(1,716)

Net cash used in investing activities	(4,351)	(1,716)
Financing Activities
Principal payments under capital lease obligations	(68)	(33)
Issuance of common stock under stock-based compensation plans	460	1,334

Net cash provided by financing activities	392	1,301

Net increase in cash and cash equivalents	49,050	43,877
Cash and cash equivalents, beginning of period	246,957	185,513

Cash and cash equivalents, end of period	$296,007	$229,390

Supplemental cash flow information:
Taxes paid	$540	$8,038

See notes to Consolidated Financial Statements

National Processing, Inc.

Notes to Consolidated Financial Statements
Unaudited

1.	ORGANIZATION AND BUSINESS

Organization

     National Processing, Inc. and subsidiaries (the “Company”) are providers of electronic payment processing services. The Company is 83% owned by National City Corporation (“National City”), a financial holding company headquartered in Cleveland, Ohio. The Company’s primary operating subsidiary, National Processing Company, LLC is located in Louisville, Kentucky.

Business

     The Company derives approximately 97% of its revenue from merchant processing services. The majority of this revenue is derived from the authorization, processing, financial settlement and reporting of card transactions, including credit and debit card transactions. The Company provides these services to merchants located primarily in the United States.

     Approximately 3% of the Company’s revenue is derived from processing non-card based payments. Through an exclusive contract, the Company settles 100% of domestic airline tickets issued by travel agencies and settled through the Airlines Reporting Corporation. The Company also settles commission payments for car rental companies, cruise line operators, and hotels. In the healthcare industry, the Company provides financial settlement and reporting to healthcare organizations such as insurance companies, managed care organizations, and self-insured organizations.

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

Principles of Consolidation and Basis of Presentation

     The Consolidated Financial Statements include the accounts of National Processing, Inc. and its subsidiaries, including a 70% ownership interest in ABN AMRO Merchant Services, LLC (“AAMS”). The results of operations of AAMS are included in the Consolidated Financial Statements, and the 30% minority ownership interest has been accounted for as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States. Certain 2003 amounts have been reclassified to conform with the 2004 presentation. Reclassifications had no effect on previously reported net income or equity.

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

     For the interim periods presented, management believes the unaudited Consolidated Financial Statements reflect all adjustments of a normal recurring nature and disclosures, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

     The Company experiences seasonality in its businesses and typically realizes higher revenue from increased transaction volume in the summer and holiday months. Accounts receivable is generally highest in the fourth quarter, as December is typically the highest volume month due to holiday sales.

     Although the Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date, the accompanying interim Consolidated Financial Statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

Revenue Recognition

     The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. Interchange and debit network fees for the three months ended March 31, 2004 and 2003 were $600.7 million and $570.4 million, respectively.

Stock-Based Compensation

     The Company has various stock-based compensation plans that allow for the granting of stock to eligible employees and directors. Prior to January 1, 2003, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation expense for employee stock options was not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value method of recording stock options under the transitional guidance of Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Compensation expense for employee stock options granted after January 1, 2003 is recognized in the Consolidated Financial Statements under the fair value method. Compensation expense for restricted share awards is recognized ratably over the period of service, generally the restricted period, based on the fair value of the stock on the date of grant.

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

(in thousands, except share amounts)	Three Months Ended
	March 31
	2004	2003
Net income, as reported	$11,964	$8,547
Add: Stock-based compensation expense included in net income under fair value based method, net of related tax effects	229	—
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,655)	(1,971)

Pro forma net income	$10,538	$6,576

Earnings per share:
Basic – as reported	$0.22	$0.16

Basic – pro forma	$0.20	$0.13

Diluted – as reported	$0.22	$0.16

Diluted – pro forma	$0.20	$0.13

     No stock options were granted during the quarter ended March 31, 2004.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

     As the cost of anticipated future option awards is phased in over a four-year period (generally, the vesting period), the annual impact will rise assuming options are granted in future years at a similar level and under similar market conditions. The actual impact per diluted share may vary in the event the fair value or the number of options granted increases or decreases from the current estimate, or if the current accounting guidance changes.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective for the Company on June 1, 2003 for any new qualifying financial instruments that were subsequently entered into or modified. The provisions of SFAS 150 for all other qualifying instruments within its scope became effective as of July 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150.

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

     In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE’s commonly referred to as special-purpose entities (“SPEs”) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 have not had a material impact on the Company’s financial position, results of operations, or liquidity.

4.	ACQUISITIONS

     On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. (“BPS”) from Bridgeview Bank and Trust Company for $32.4 million in cash. The allocation of the purchase price increased the Company’s goodwill by approximately $24 million. The remainder of the purchase price was primarily allocated to merchant contracts, which are included in other intangible assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis over 5 years. The results of operations for BPS have been included in the Consolidated Financial Statements since the date of acquisition. Incremental revenue as a result of this acquisition was $5.5 million for the quarter ended March 31, 2004.

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

(in thousands)	Three Months Ended
March 31, 2004
Balance - December 31, 2003	$560
Payments and adjustments	(169)

Balance – March 31, 2004	$391

6.	COMMITMENTS AND CONTINGENCIES

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

     A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard® for the last four months, plus any outstanding delayed-delivery, as defined below, transactions and unresolved chargebacks in the process of resolution. For the four-month period from December 2003 through March 2004, this amount totaled approximately $55 billion. At March 31, 2004, the Company had $4.7 million of unresolved chargebacks that were in process of resolution.

     For the quarters ended March 31, 2004 and 2003, the Company processed $40.3 million in chargebacks presented by issuing banks. Actual losses recorded for the three months ended March 31, 2004 and 2003 were $1.1 million and $0.9 million, respectively. The Company accrues for probable losses based on historical experience and at March 31, 2004 and 2003 had $1.2 million and $1.1 million, respectively, recorded in other accrued liabilities for expected losses.

     In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (“delayed-delivery”), the potential for this contingent liability increases. For the three months ended March 31, 2004, the Company processed approximately $3 billion of merchant transactions related to delayed-delivery purchases.

     The Company currently processes card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to United Airlines but does not intend to renew the contract when its current term expires. In the event of liquidation of United Airlines, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard® under the chargeback rules of those associations. At March 31, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $814 million. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of March 31, 2004, the Company held no significant collateral under this contract.

     During 2003 and 2004, the Company’s obligation to process card transactions for three other airline merchants ceased with these merchants transitioning to new processors. At March 31, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $208 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these contracts. As of March 31, 2004, the Company held cash collateral of $2.0 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

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

MasterCard® Guarantee

     The Company has provided a financial guarantee relating to NCBK’s obligations with MasterCard®. The agreement guarantees the payment of NCBK’s membership obligations pursuant to its license agreement with MasterCard®, the Bylaws and Rules of MasterCard®, and all regulations and policies of MasterCard® should NCBK default or fail to meet its obligations of membership. The Company’s primary risk under this guarantee is related to potential chargebacks; however, the Company believes its exposure to a material loss under the guarantee is not probable at this time. The Company processes all transactions received from MasterCard® by NCBK under the exclusive terms of the Sponsorship Agreement.

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

7.	NET INCOME PER COMMON SHARE

     The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended
	March
	2004	2003
BASIC
Net income	$11,964	$8,547

Average common shares outstanding	53,280	52,145

Net income per common share – basic	$0.22	$0.16

DILUTED
Net income	$11,964	$8,547

Average common shares outstanding	53,280	52,145
Dilutive effect of stock awards	133	161

Average common shares outstanding – diluted	53,413	52,306

Net income per common share – diluted	$0.22	$0.16

8.	TRANSACTIONS WITH AFFILIATES

     The Company leases certain facilities from NCBK under long-term agreements classified as “Obligations Under Capital Leases” in the accompanying Consolidated Balance Sheets. The Company paid $0.1 million, including interest, under this lease for each of the three months ended March 31, 2004 and 2003.

     Substantially all of the Company’s cash and cash equivalents are held by NCBK and other National City subsidiaries. The majority of the interest income and earnings on customer balances included in the Consolidated Statements of Income are derived from accounts held at NCBK and other National City subsidiaries.

     The Company and National City are parties to agreements pursuant to which the Company outsources a portion of certain functions to National City and its affiliates including information technology services, tax services, human resource services, internal audit and legal services. The Company also utilizes NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services totaled $1.2 million and $0.8 million for the quarters ended March 31, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission.

     National Processing’s revenue is primarily derived from processing contracts with merchants for the authorization, processing and settlement of credit and debit card transactions. Business volumes tend to be influenced by overall consumer spending trends as well as competitive conditions within the marketplace. During the first quarter of 2004, U.S. consumers continued to substitute card-based payments for cash and checks. As a result, transactions and dollar volume processed increased 17% and 13%, respectively, over first quarter 2003.

     In 2004, the Company continued to experience strong growth from regional and small business merchant accounts. Conversely, the merchant processing industry has experienced a sustained period of lower market pricing for large national merchants. Negative pricing trends are expected to continue in the future as these merchant contracts renew at lower market pricing levels.

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

Components of Revenue and Expenses

Revenue

     The majority of the Company’s revenue is derived from processing contracts with merchants for the authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. Interchange and debit network fees for the three months ended March 31, 2004 and 2003 were $600.7 million and $570.4 million, respectively. The increase in interchange and debit network fees is attributed to higher dollar processing volumes. The Company also derives revenue from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

     Approximately 3% of the Company’s revenue is derived from processing non-card based payments. Revenue is recorded in the period services are provided.

     A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contractual terms. For the three months ended March 31, 2004 and 2003, earnings on customer balances were $0.6 million and $0.5 million, respectively.

Expenses

     Operating expenses include costs of providing services to customers including authorization fees and data processing costs. Assessments are liabilities to Visa® and MasterCard® that originate from the Company’s agreements with these associations.

     General and administrative expenses include management and administrative expenses as well as fees for certain administrative services provided by National City and its affiliates.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

(Dollars in thousands)
			% Change from
	2004	2003	Prior Year
Revenue	$122,214	$105,954	15
Operating expenses	55,867	51,546	8
Assessments expense	34,917	31,206	12
General and administrative expenses	6,085	4,306	41
Depreciation and amortization	5,693	4,967	15

Operating profit	19,652	13,929	41
Net interest income	662	842	(21)

Income before taxes and minority interest	20,314	14,771	38
Provision for income taxes	7,608	5,695	34

Net income before minority interest	12,706	9,076	40
Minority interest	742	529	40

Net income	$11,964	$8,547	40

     Revenue for the three months ended March 31, 2004 increased 15% to $122.2 million from $106.0 million in 2003.

     Merchant processing revenue was $119.0 million for the quarter, up 17% from first quarter 2003 revenue of $101.9 million. Merchant processing transaction volume processed for the three months ended March 31, 2004 increased 17% to 1.113 billion transactions from 952 million transactions in 2003. Merchant processing dollar volume processed for the three months ended March 31, 2004 increased 13% to $44.5 billion from $39.5 billion in 2003. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. The dollar volume processed has trailed transaction growth primarily as a result of the Company’s initiative to exit merchant processing for airlines, which have a large average ticket per transaction. Merchant processing revenue for the first quarter of 2004 as compared to the comparable 2003 period was higher due primarily to the increased transaction and dollar volumes, additional revenue resulting from the acquisition of Bridgeview Payment Solutions, and the favorable benefit of rate changes implemented by Visa® and MasterCard®. These favorable factors were partially offset by the negative impacts of price compression in the national merchant base and the Company’s decision to exit merchant processing for the airline industry.

     Revenue from non-card based payments was $3.2 million for the quarter, down 20% from first quarter of 2003 revenue of $4.0 million. This decrease was due primarily to lower revenue from the Company’s Airlines Reporting Corporation contract.

     Operating expenses for the three months ended March 31, 2004 increased 8% to $55.9 million from $51.5 million in 2003 due primarily to increased merchant transaction volume.

     Assessments expense increased 12% to $34.9 million for the three months ended March 31, 2004 from $31.2 million in 2003 due to increased merchant transaction volume.

     General and administrative expenses increased by 41% to $6.1 million for the three months ended March 31, 2004 from $4.3 million in 2003. This increase was due primarily to increases in incentive compensation and stock option expenses.

     Operating profit margin as a percentage of revenue increased to 16% for the three months ended March 31, 2004 from 13% in 2003 due to the items discussed above.

     Net interest income earned on the Company’s cash and cash equivalents for the three months ended March 31, 2004 was $0.7 million, down 21% from $0.8 million in the 2003 first quarter due to lower average interest rates in 2004, offset partially by higher balances.

     The overall effective tax rate for the first quarter of 2004 was 37.5%, compared to 38.6% for the same quarter a year ago. This decrease is due to changes in estimated rates for state and local taxes.

     For the three months ended March 31, 2004, minority interest was $0.7 million, up 40% from $0.5 million in the first quarter of 2003. This increase is due to higher earnings from AAMS, which is 70% owned by National Processing.

     Net income increased 40% to $12.0 million for the three months ended March 31, 2004 from $8.5 million in 2003 due to the items discussed above.

Chargeback and Market Uncertainties

Chargebacks

     See Note 6 to the Consolidated Financial Statements.

Additional Factors

     The Company is dependent on overall consumer spending trends. The Company is also subject to competitive pricing in the markets in which it competes. These factors may impact the Company’s future revenue and operating profits.

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

     Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of March 31, 2004, the Company had net deferred tax assets of $11.5 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it appears probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. Based on existing levels of pre-tax earnings, management believes that the Company will generate future taxable income above minimum amounts required to realize its deferred tax assets.

Long-Lived Assets

     Long-lived assets, consisting primarily of property and equipment, goodwill, and other intangible assets, comprise a significant portion of the Company’s total assets.

     Property and equipment, net of accumulated depreciation and amortization, totaled $51.8 million as of March 31, 2004, which represented 8% of total assets. Useful lives of property and equipment (which includes internal-use software) are estimated in order to determine the amount of depreciation and amortization expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in the value of the assets. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

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

     Goodwill and other intangible assets, net of accumulated amortization, totaled $156 million as of March 31, 2004, which represented 25% of total assets. The Company determines amortization periods for intangible assets based on estimated future cash flows. The Company analyzes goodwill and other intangible assets for impairment on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company makes estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets.

Chargebacks and Other Contingencies

     The Company records reserves for chargebacks and contingent liabilities when such amounts are deemed to be probable and estimable in accordance with SFAS 5, Accounting for Contingencies. The required reserves may change in the future due to new developments, including, but not limited to, changes in litigation or increased chargeback exposure as the result of merchant insolvency, liquidation, or other reasons. The required reserves are reviewed periodically to determine if adjustments are required. See Note 6 to the accompanying Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements.

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

     The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During the three months ended March 31, 2004 and 2003, the Company’s capital expenditures totaled $4.4 million and $1.7 million, respectively. Such expenditures were financed from operating cash flow, which totaled $53.0 million and $44.3 million for the three months ended March 31, 2004 and 2003, respectively. Operating cash flow increased due to higher income and the timing of working capital items, including income tax payments.

     On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. from Bridgeview Bank and Trust Company for $32.4 million in cash.

     In February 2004 and March 2003, the Company paid $2.8 million and $2.4 million, respectively, to the minority shareholder of AAMS. These payments represent the pro rata share of earnings due to the minority shareholder for the preceding year.

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

Forward-Looking Statements

     The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. Forward-looking statements may be identified by the use of words such as “may,” “will,” “intend,” “expect,” “believe,” “anticipate,” “plan,” “estimate,” “project,” “target,” “forecast,” “seek” and other similar words used in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s expectations that involve a number of risks and uncertainties, and, although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Company’s ability to execute its business plans; changes in general economic conditions in the United States and other relevant economies; changes in consumer spending habits; changes in the growth rate of the card processing industry from recent years; ability to execute the Company’s acquisition strategy; successful integration of acquisitions; consolidation in the banking, card processing or electronic payment settlement industries; consolidation of major customers or industries serviced; industry competition; renewal of major customer relationships; changes in interest rates; governmental and economic stability in foreign countries in which the Company operates; litigation or changes in existing litigation, chargebacks, customer bankruptcy, claims and assessments; reliance on third party processing relationships; changes in banking regulations; changes in credit card association rules, regulations or operations; changes in other laws or regulations that impact the Company’s business; changes in accounting policies and procedures as may be required due to new accounting pronouncements of the Financial Accounting Standards Board or other regulatory agencies; technological changes; timely and successful implementation of future processing systems projects; financial or other business impacts due to systems infiltrations; and successful business continuity plans. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent filings with the Securities and Exchange Commission. You are advised to consult any further disclosures the Company makes on related subjects in the Company’s Forms 10-Q, 8-K and 10-K reports filed with the Commission. Copies of the Company’s filings with the Commission are available at no cost on the Commission’s web site at www.sec.gov or on the Company’s web site at www.npc.net.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

     The Company does not use derivative instruments.

Market Risk of Financial Instruments

     The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of March 31, 2004, the Company had $296 million in cash and cash equivalents. For the first three months of 2004, NCBK also held an average of approximately $217 million of customer cash balances. The Company retains the incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

     Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, with respect to interest on the Company’s cash and cash equivalents and on customer funds maintained by NCBK. At March 31, 2004, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $5 million in annual pre-tax income. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $5 million in annual pre-tax income.

Item 4. Controls and Procedures

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of March 31, 2004 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings (None)

Item 2. Changes in Securities and Use of Proceeds (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders (None)

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

          The exhibits filed as part of the Form 10-Q for the quarter ended March 31, 2004 are accessible at no cost on the Company’s website at www.npc.net or through the Securities and Exchange Commission’s website at www.sec.gov. Copies of the exhibits may be requested at a cost of $0.30 per page from National Processing’s investor relations department.

EXHIBIT
NUMBER	DESCRIPTION
3.1 (i)	Amended Articles of Incorporation of the Company. (A)

3.1 (ii)	Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company. (Incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.1	Specimen Certification for the Common Stock, without par value, of the Company. (B)

4.2	Registration Rights Agreement between the Company and National City Corporation, dated July 16, 1996. (B)

4.3	Amended Articles of Incorporation of the Company related to the capital stock of the Company and shareholders’ rights. (A)

4.4	Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company as related to the capital stock of the Company and shareholders’ rights. (Incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)

10.4	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996.(B)

10.5	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)

10.6	Employment Agreement and Undertaking of Confidentiality between the Company and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.7	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.8	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.9	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

EXHIBIT
NUMBER	DESCRIPTION
10.11	National Processing Company 1996 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.12	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B) **

10.13	National Processing Company Short-Term Incentive Compensation Plan for Senior Executives, as amended and restated effective November 6, 2003. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) **

10.14	National Processing Company Long-Term Incentive Compensation Plan for Senior Officers, as amended and restated effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.15	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)

10.16	Form of Severance Agreement between the Company and David Fountain, Marsha Y. Lindholm, Michael McEvoy and Christopher C. McNulty. (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) **

10.17	Form of Severance Agreement between the Company and Mark D. Pyke and Robert Robins. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.18	Employment Agreement and Undertaking of Confidentiality between the Company and David Fountain dated October 27, 1998. (Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.19	National Processing, Inc. 2001 Restricted Stock Plan. (Incorporated herein by reference to Exhibit A to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001) **

10.20	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.21	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.22	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.23	Guarantee between National Processing, Inc. and MasterCard® International Incorporated dated May 16, 2003. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.24	The National City Corporation Savings and Investment Plan, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.33 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.25	The National City Corporation Savings and Investment Plan No. 2, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.34 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.26	Amendment No. 1 to the National City Savings and Investment Plan, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.27	Amendment No. 1 to the National City Savings and Investment Plan No. 2, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.36 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

14.1	Code of Ethics. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed August 11, 2003)

14.2	Senior Financial Officers Code of Ethics. (Incorporated herein by reference to Exhibit 14.2 to the Company’s Current Report on Form 8-K filed August 11, 2003)

31.1	Chief Executive Officer 302 Certification dated May 7, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

31.2	Chief Financial Officer 302 Certification dated May 7, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

32.1	Chief Executive Officer 906 Certification dated May 7, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004.

32.2	Chief Financial Officer 906 Certification dated May 7, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2004.

EXHIBIT
NUMBER	DESCRIPTION
(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

b.	Reports on Form 8-K

          January 15, 2004: On January 15, 2004, the Company issued a news release reporting earnings and including a financial summary for the fourth quarter and year ended December 31, 2003.

          April 15, 2004: On April 15, 2004, the Company issued a news release reporting earnings and including a financial summary for the quarter ended March 31, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.
Date:	May 7, 2004	By: /s/ Jon L. Gorney
Jon L. Gorney Chairman and Chief Executive Officer (Duly Authorized Signer)
/s/ David E. Fountain
David E. Fountain Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Kelly L. Lanham
Kelly L. Lanham Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)