Form 10-Q
period 2004-06-30
NATIONAL PROCESSING INC
filed 2004-08-06
CIK 1016277

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

(216) 222-3368
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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2004 was 53,213,224.

NATIONAL PROCESSING, INC.

National Processing, Inc.

Consolidated Balance Sheets
Unaudited
(In thousands, except share amounts)

	June 30	December 31	June 30
	2004	2003	2003
Assets
Current assets:
Cash and cash equivalents	$290,650	$246,957	$214,806
Accounts receivable – trade	121,200	136,346	113,456
Deferred tax assets	4,568	2,775	1,396
Other current assets	7,709	7,402	9,606

Total current assets	424,127	393,480	339,264
Property and equipment:
Furniture and equipment	54,111	50,324	51,641
Building and leasehold improvements	12,682	12,490	12,153
Software	44,629	40,034	39,702
Property leased under capital leases	5,285	4,599	4,173
Land and improvements	442	442	442

	117,149	107,889	108,111
Less: Accumulated depreciation and amortization	63,603	57,238	56,843

Property and equipment, net	53,546	50,651	51,268
Other assets:
Goodwill	115,306	115,306	115,195
Other intangible assets, net of accumulated amortization of $35,248, $30,187 and $25,129 at June 30, 2004, December 31, 2003, and June 30, 2003, respectively	38,251	43,312	48,070
Deferred tax assets	6,698	13,117	10,444
Other assets	6,235	6,108	4,061

Total other assets	166,490	177,843	177,770

Total assets	$644,163	$621,974	$568,302

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable – trade	$26,362	$26,426	$23,612
Accrued bankcard assessments	29,636	33,335	24,562
Accrued compensation and benefits	3,816	3,725	2,583
Income tax payable	10,980	11,693	11,606
Other accrued liabilities	17,973	20,295	25,130

Total current liabilities	88,767	95,474	87,493
Obligations under capital leases	2,445	1,945	2,093
Minority interest	1,713	2,772	1,247

Total liabilities	92,925	100,191	90,833
Shareholders’ equity:
Preferred stock, without par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, without par value; 95,000,000 shares authorized; 53,199,875, 53,113,009, and 52,245,178 issued and outstanding at June 30, 2004, December 31, 2003, and June 30, 2003, respectively	1	1	1
Contributed capital	217,632	214,944	200,120
Stock-based compensation plans	529	112	(230)
Retained earnings	333,076	306,726	277,578

Total shareholders’ equity	551,238	521,783	477,469

Total liabilities and shareholders’ equity	$644,163	$621,974	$568,302

See notes to Consolidated Financial Statements

National Processing, Inc.

Consolidated Statements of Income
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenue	$132,623	$113,614	$254,837	$219,568
Operating expenses	57,383	50,209	113,250	101,755
Assessments expense	38,160	32,963	73,077	64,169
General and administrative expenses	7,363	5,748	13,448	10,054
Depreciation and amortization	5,742	5,044	11,435	10,011
Impairment, restructuring and related expenses	—	1,273	—	1,273

Operating profit	23,975	18,377	43,627	32,306
Net interest income	687	830	1,349	1,672

Income before provision for income taxes and minority interest	24,662	19,207	44,976	33,978
Provision for income taxes	9,313	7,444	16,921	13,139

Income before minority interest	15,349	11,763	28,055	20,839
Minority interest	963	697	1,705	1,226

Net income	$14,386	$11,066	$26,350	$19,613

Basic net income per common share	$0.27	$0.21	$0.49	$0.38

Diluted net income per common share	$0.27	$0.21	$0.49	$0.37

See notes to Consolidated Financial Statements

National Processing, Inc.

Consolidated Statement of Changes in Shareholders’ Equity
Unaudited
(In thousands, except share amounts)

				Stock-Based
	Common	Common	Contributed	Compensation	Retained
	Shares	Stock	Capital	Plans	Earnings	Total
Balance at January 1, 2004	53,113,009	$1	$214,944	$112	$306,726	$521,783
Net income	—	—	—	—	26,350	26,350
Issuance of common shares under stock-based compensation plans, including related tax effects	86,866	—	2,688	417	—	3,105

Balance at June 30, 2004	53,199,875	$1	$217,632	$529	$333,076	$551,238

See notes to Consolidated Financial Statements

National Processing, Inc.

Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended
	June 30
	2004	2003
Operating Activities
Net income	$26,350	$19,613
Items not requiring cash currently:
Depreciation of properties and equipment	6,374	6,351
Amortization of intangible assets	5,061	3,660
Impairment, restructuring and related expenses	—	1,273
Deferred income taxes	4,626	2,504
Loss on disposition of fixed assets	—	33
Change in current assets and liabilities:
Accounts receivable – trade	15,146	41,989
Accounts payable – trade	(64)	(1,601)
Accrued bankcard assessments	(3,699)	(3,188)
Income taxes payable	(467)	(5,382)
Other current assets/liabilities	(2,538)	(409)
Other, net	1,216	7
Minority interest, net of distributions	(1,059)	(1,215)

Net cash provided by operating activities	50,946	63,635
Investing Activities
Capital expenditures	(8,583)	(3,408)
Acquisitions, net of cash received	—	(32,356)

Net cash used in investing activities	(8,583)	(35,764)
Financing Activities
Principal payments under capital lease obligations	(186)	(65)
Issuance of common stock under stock-based compensation plans	1,516	1,487

Net cash provided by financing activities	1,330	1,422

Net increase in cash and cash equivalents	43,693	29,293
Cash and cash equivalents, beginning of period	246,957	185,513

Cash and cash equivalents, end of period	$290,650	$214,806

Supplemental cash flow information:
Taxes paid	$12,762	$16,244

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

Revenue Recognition

          The Company recognizes revenue as services are performed, recording revenue net of certain costs not controlled by the Company, primarily interchange and debit network fees. Interchange and debit network fees for the three months ended June 30, 2004 and 2003 were $674 million and $611 million, respectively. For the six months ended June 30, 2004 and 2003, interchange and debit network fees were $1.275 billion and $1.182 billion, respectively.

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

(in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income, as reported	$14,386	$11,066	$26,350	$19,613
Add: Stock-based compensation expense included in net income under fair value based method, net of related tax effects	145	5	375	5
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(1,157)	(1,795)	(2,812)	(3,766)

Pro forma net income	$13,374	$9,276	$23,913	$15,852

Earnings per share:
Basic – as reported	$0.27	$0.21	$0.49	$0.38

Basic – pro forma	$0.25	$0.18	$0.45	$0.30

Diluted – as reported	$0.27	$0.21	$0.49	$0.37

Diluted – pro forma	$0.25	$0.18	$0.45	$0.30

          The following weighted-average assumptions were used in the option-pricing model for stock options issued in each of the respective years:

	2004	2003
Risk –free interest rate	2.5%	2.6%
Expected option life	4 years	4 years
Expected dividend yield	0%	0%
Volatility factor	.457	.473
Weighted average grant date
Fair value of options	$9.65	$6.38

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

          On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. (“BPS”) from Bridgeview Bank and Trust Company for $32.4 million in cash. The allocation of the purchase price increased the Company’s goodwill by approximately $24 million. The remainder of the purchase price was primarily allocated to merchant contracts, which are included in other intangible assets on the Consolidated Balance Sheets and are being amortized on a straight-line basis over 5 years. The results of operations for BPS have been included in the Consolidated Financial Statements since the date of acquisition. The Company renamed BPS to Best Payment Solutions after the acquisition.

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

	Six Months Ended
(in thousands)	June 30, 2004	June 30, 2003
Beginning Balance	$560	$—
Severance and related charges	—	1,273
Payments and adjustments	(254)	(134)

Ending Balance	$306	$1,139

6.	COMMITMENTS AND CONTINGENCIES

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

          A cardholder, through its issuing bank, generally has until the later of up to four months after the date a transaction is processed or the delivery of the product or service to present a chargeback to the Company as the merchant processor. Management believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa® and MasterCard® for the last four months, plus any outstanding delayed-delivery, as defined below, transactions and unresolved chargebacks in the process of resolution. For the four-month period from March through June 2004, this amount totaled approximately $54 billion. At June 30, 2004, the Company had $5.2 million of unresolved chargebacks that were in process of resolution.

          For the three months ended June 30, 2004 and 2003, the Company processed $33.2 million and $36.0 million, respectively, in chargebacks presented by issuing banks. For the six months ended June 30, 2004 and 2003, the Company processed $73.5 million and $76.2 million, respectively, in chargebacks presented by issuing banks. Actual losses recorded for the three months ended June 30, 2004 and 2003 were $0.9 million and $0.8 million, respectively. Actual losses recorded for the six months ended June 30, 2004 and 2003, were $2.0 million and $1.8 million, respectively. The Company accrues for probable losses based on historical experience and at June 2004 and 2003 had $1.2 million and $1.1 million, respectively, recorded in other accrued liabilities for expected losses.

          In most cases, a contingent liability for chargebacks is unlikely to arise, as most products or services are delivered when purchased, and credits are issued on returned items. Where the product or service is not provided, however, until some time after the purchase (“delayed-delivery”), the potential for this contingent liability increases. For the six months ended June 30, 2004, the Company processed approximately $4.6 billion of merchant transactions related to delayed-delivery purchases.

          The Company currently processes card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. In May 2002, the Company announced its decision to discontinue processing debit and credit card transactions for the airline industry. The Company will honor its existing contractual obligations to United Airlines but does not intend to renew the contract when its current term expires. In the event of liquidation of United Airlines, the Company could become financially responsible for refunding tickets purchased through Visa® and MasterCard® under the chargeback rules of those associations. At June 30, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $853 million. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of June 30, 2004, the Company held no significant collateral under this contract.

          During 2003 and 2004, the Company’s obligation to process card transactions for three other airline merchants ceased with these merchants transitioning to new processors. At June 30, 2004, the estimated dollar value of tickets purchased, but as yet unflown, under these concluding contracts was approximately $36 million. This amount represents management’s best estimate of its maximum potential chargeback exposure under these contracts. As of June 30, 2004, the Company held cash collateral of $1.3 million and third-party indemnifications of $110 million against this remaining chargeback exposure.

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

7.	NET INCOME PER COMMON SHARE

          The calculation of net income per common share follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
BASIC
Net income	$14,386	$11,066	$26,350	$19,613

Average common shares outstanding	53,320	52,213	53,299	52,168

Net income per common share – basic	$0.27	$0.21	$0.49	$0.38

DILUTED
Net income	$14,386	$11,066	$26,350	$19,613

Average common shares outstanding	53,320	52,213	53,299	52,168
Dilutive effect of stock awards	167	239	145	209

Average common shares outstanding – diluted	53,487	52,452	53,444	52,377

Net income per common share – diluted	$0.27	$0.21	$0.49	$0.37

8.	TRANSACTIONS WITH AFFILIATES

          The Company leases certain facilities from NCBK under long-term agreements classified as “Obligations Under Capital Leases” in the accompanying Consolidated Balance Sheets. The Company paid $0.1 million, including interest, under this lease for each of the six months ended June 30, 2004 and 2003.

          Substantially all of the Company’s cash and cash equivalents are held by NCBK and other National City subsidiaries. The majority of the interest income and earnings on customer balances included in the Consolidated Statements of Income are derived from accounts held at NCBK and other National City subsidiaries.

          The Company and National City are parties to agreements pursuant to which the Company outsources a portion of certain functions to National City and its affiliates including information technology services, tax services, human resource services, internal audit and legal services. The Company also utilizes NCBK and other National City subsidiaries for the majority of its banking services. Charges for these services totaled $1.3 million and $2.5 million for the quarter and six months ended June 30, 2004, respectively. For the quarter and six months ended June 30, 2003, charges for these services totaled $0.8 million and $1.6 million, respectively.

9.	SUBSEQUENT EVENT

Merger Agreement with Bank of America

      On July 12, 2004, the Company and Bank of America entered into an Agreement and Plan of Merger by and among Bank of America Corporation, Monarch Acquisition, Inc. and National Processing, Inc. At the effective time of the merger, Monarch Acquisition, an indirect wholly owned subsidiary of Bank of America, will be merged with and into National Processing. National Processing will continue as the surviving corporation and will become an indirect wholly owned subsidiary of Bank of America. At the closing of the merger, each share of National Processing common stock will be converted into the right to receive $26.60 in cash, without interest. The completion of this transaction is subject to the approval of the Company’s shareholders, regulatory approval and other customary conditions and is expected to occur in the fourth quarter of 2004.

      The Company expects to incur expenses of approximately $10 million related to the merger with Bank of America. These merger-related expenses include investment banking fees, and legal and professional fees. The Company will also pay up to $23 million in cash resulting from accelerated vesting of equity awards and payments under previously existing compensation plans and employment agreements.

      A contingent termination fee of $50 million is payable by the Company to Bank of America in the event that the merger agreement is terminated due to the Company’s failure to meet certain conditions precedent to close as detailed in the merger agreement.

Certain Other Agreements

      Pursuant to, and simultaneously with the execution of, the merger agreement, National City and certain of its affiliates entered into, or agreed to enter into, various agreements with the Company and Bank of America. These agreements are discussed below.

Service and Sponsorship Agreement

      The Company and NCBK are parties to a Sponsorship Agreement entered into on June 30, 1996. Pursuant to the sponsorship agreement, the Company serves as NCBK’s sole agent for the purpose of providing electronic data authorization and capture, reporting, settlement and clearing services for merchants who participate in Visa® and MasterCard® programs. In connection with NCBK’s role as sponsor, NCBK, the Company and United Airlines, Inc. entered into the Charge Card Processing Agreement dated November 15, 2000 (the “UAL Contract”). The sponsorship agreement provides, among other things, that the Company will indemnify NCBK against certain losses and claims, including chargebacks for airline tickets that have been purchased pursuant to the UAL Contract.

      In connection with the merger, the Company and NCBK entered into a Service and Sponsorship Agreement dated July 12, 2004, effective upon closing of the merger, with respect to the UAL Contract. Pursuant to this Service and Sponsorship Agreement, Bank of America through the Company has agreed to make a one-time payment of $36 million to NCBK in exchange for NCBK’s agreement to release the Company from its obligation under the sponsorship agreement to indemnify NCBK against any losses or claims to the extent related to and arising from the UAL Contract. National City has also agreed, pursuant to the Shareholders Agreement, to assume the Company’s obligations and potential liabilities under, and to indemnify Bank of America for losses related to, the UAL Contract. As a result of the arrangement, NCBK will remain liable for any such losses or claims under the UAL Contract.

      In addition, pursuant to the terms of service and sponsorship agreement, the Company will pay NCBK processing fees for NCBK’s settlement of United Airlines transactions services set forth in the service and sponsorship agreement. The Company will pass through to NCBK the fees it receives from United Airlines, less the cost of processing such transactions. National City will have the opportunity to earn a profit of approximately $1 million under the Service and Sponsorship Agreement over the term of that agreement.

Master Referral Agreement

      National City and Bank of America entered into a Master Referral Agreement dated July 12, 2004, effective upon closing of the merger, pursuant to which National City is eligible to receive fees from Bank of America based on National City’s and its affiliates’ use of Bank of America’s merchant services. National City and its affiliates are also eligible to receive fees in the event that their respective business customers utilize Bank of America’s merchant services. National City and its affiliates have agreed to refer their processing business through the Company. The agreement has a ten-year term, which includes a repricing option after the fifth year. National City is subject to termination fees in the event of a termination of the agreement other than in certain limited circumstances.

Transition Services Agreement

      In connection with the merger, National City and the Company will enter into a Transition Services Agreement, pursuant to which National City or its affiliates will provide, at cost, certain services to the Company following the completion of the merger with respect to information technology and human resources. Human resources services will be provided for up to six months following the merger and information technology services will be provided for up to twelve months after the merger. Any provision of services beyond the applicable term for such service will be on a cost plus 15% basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission.

     National Processing’s revenue is primarily derived from processing contracts with merchants for the authorization, processing and settlement of credit and debit card transactions. Business volumes tend to be influenced by overall consumer spending trends as well as competitive conditions within the marketplace. During 2004, U.S. consumers have continued to substitute card-based payments for checks and cash. As a result, transactions and dollar volume processed for the quarter ended June 30, 2004, increased 16% and 15%, respectively, over 2003. For the six months ended June 30, 2004, transactions and dollar volume processed increased 16% and 14%, respectively, over the comparable 2003 period.

     In 2004, the Company continued to experience strong growth from regional and small business merchant accounts. Conversely, the merchant processing industry has experienced a sustained period of lower market pricing for large national merchants. Negative pricing trends are expected to continue in the future as these merchant contracts renew at lower market pricing levels.

     The Company expects consumer preference for card-based payments to continue to grow in 2004, which would lead to higher processing volumes. Additionally, in 2004 the Company is focused on continued expansion into higher margin regional merchant accounts, while also focusing on new product development and managing its cost structure to offset the expected impact of lower margins on national merchant contracts.

     On July 12, 2004, the Company and Bank of America entered into an Agreement and Plan of Merger by and among Bank of America Corporation, Monarch Acquisition, Inc. and National Processing, Inc. At the effective time of the merger, Monarch Acquisition, an indirect wholly owned subsidiary of Bank of America, will be merged with and into National Processing. National Processing will continue as the surviving corporation and become an indirect wholly owned subsidiary of Bank of America. At the closing of the merger, each share of National Processing common stock will be converted into the right to receive $26.60 in cash, without interest. The completion of this transaction is subject to the approval of the Company’s shareholders, regulatory approval and other customary conditions and is expected to occur in the fourth quarter of 2004. See Note 9 to the accompanying Consolidated Financial Statements for additional information.

Components of Revenue and Expenses

Revenue

     The majority of the Company’s revenue is derived from processing contracts with merchants for the authorization, processing, and settlement of credit and debit card transactions. Processing fee revenue is earned either on a “per transaction” basis or “discount” basis, which is a percent of dollar volume processed. Merchant contracts generally have terms ranging from three to five years. Processing fee revenue is recorded in the period the related transaction is processed and is recorded net of interchange fees charged by the credit card associations and fees charged by debit networks. Interchange and debit network fees for the three months ended June 30, 2004 and 2003 were $674 million and $611 million, respectively. For the six months ended June 30, 2004 and 2003, interchange and debit network fees were $1.275 billion and $1.182 billion, respectively. The increase in interchange and debit network fees is attributed to higher dollar processing volumes. The Company also derives revenue from sources other than processing fees, including equipment and supply sales, equipment repair fees, application and installation fees, and third-party commissions.

     Approximately 3% of the Company’s revenue is derived from processing non-card based payments. Revenue is recorded in the period services are provided.

     A portion of total consolidated revenue is derived from earnings on customer cash balances, which are maintained by NCBK pursuant to contractual terms. For the three months ended June 30, 2004 and 2003, earnings on customer balances were $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2004 and 2003, earnings on customer balances were $1.3 million and $1.1 million, respectively.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

			% Change from Prior
(Dollars in thousands)	2004	2003	Year
Revenue	$132,623	$113,614	17
Operating expenses	57,383	50,209	14
Assessments expense	38,160	32,963	16
General and administrative expenses	7,363	5,748	28
Depreciation and amortization	5,742	5,044	14
Impairment, restructuring and related expenses	—	1,273	(100)

Operating profit	23,975	18,377	30
Net interest income	687	830	(17)

Income before taxes and minority interest	24,662	19,207	28
Provision for income taxes	9,313	7,444	25

Net income before minority interest	15,349	11,763	30
Minority interest	963	697	38

Net income	$14,386	$11,066	30

     Revenue for the three months ended June 30, 2004 increased 17% to $132.6 million from $113.6 million in 2003.

     Merchant processing revenue was $129.2 million for the quarter, up 18% from second quarter 2003 revenue of $109.6 million. Merchant processing transaction volume processed for the three months ended June 30, 2004 increased 16% to 1.19 billion transactions from 1.03 billion transactions in 2003. Merchant processing dollar volume processed for the three months ended June 30, 2004 increased 15% to $48.4 billion from $42.2 billion in 2003. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. Merchant processing revenue for the second quarter of 2004 versus the comparable 2003 period was higher due primarily to the increased transaction and dollar volumes, strong customer retention, additional revenue resulting from the acquisition of Bridgeview Payment Solutions, and the benefit of rate and pricing changes.

     Revenue from non-card based payments was $3.5 million for the quarter, down 14% from second quarter of 2003 revenue of $4.0 million. This decrease was due primarily to lower revenue from the Company’s Airlines Reporting Corporation contract.

     Operating expenses for the three months ended June 30, 2004 increased 14% to $57.4 million from $50.2 million in 2003 due primarily to increased merchant transaction volume.

     Assessments expense increased 16% to $38.2 million for the three months ended June 30, 2004 from $33.0 million in 2003 due to increased merchant transaction volume.

     General and administrative expenses increased by 28% to $7.4 million for the three months ended June 30, 2004 from $5.7 million in 2003. This increase was due primarily to increases in incentive compensation and expenses related to equity-based compensation.

     Depreciation and amortization increased 14% to $5.7 million for the three months ended June 30, 2004 from $5.0 million in 2003. This increase was due primarily to increased intangible asset amortization from the acquisition of Best Payment Solutions.

     In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company eliminated 48 information technology positions, which resulted in severance for 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The Company recorded a charge of $1.3 million in the second quarter of 2003 related to these initiatives. As of June 30, 2004, the Company had $0.3 million remaining in accrued liabilities related to severance and lease commitments.

     Operating profit margin as a percentage of revenue increased to 18% for the three months ended June 30, 2004 from 16% in 2003 due to the items discussed above.

     Net interest income earned on the Company’s cash and cash equivalents for the three months ended June 30, 2004 was $0.7 million, down 17% from $0.8 million in the 2003 second quarter due to lower average interest rates in 2004, offset partially by higher balances.

     The overall effective tax rate for the second quarter of 2004 was 37.8%, compared to 38.8% for the same quarter a year ago. This decrease is due to changes in estimated rates for state and local taxes.

     For the three months ended June 30, 2004, minority interest was $1.0 million, up 38% from $0.7 million in the second quarter of 2003. This increase is due to higher earnings from AAMS, which is 70% owned by National Processing.

     Net income increased 30% to $14.4 million for the three months ended June 30, 2004 from $11.1 million in 2003 due to the items discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

			% Change from Prior
	2004	2003	Year
Revenue	$254,837	$219,568	16
Operating expenses	113,250	101,755	11
Assessments expense	73,077	64,169	14
General and administrative expenses	13,448	10,054	34
Depreciation and amortization	11,435	10,011	14
Impairment, restructuring and related expenses	—	1,273	(100)

Operating profit	43,627	32,306	35
Net interest income	1,349	1,672	(19)

Income before taxes and minority interest	44,976	33,978	32
Provision for income taxes	16,921	13,139	29

Net income before minority interest	28,055	20,839	35
Minority interest	1,705	1,226	39

Net income	$26,350	$19,613	34

     Revenue for the six months ended June 30, 2004 increased 16% to $254.8 million from $219.6 million in 2003.

     Merchant processing revenue was $248.1 million for the six months ended June 30, 2004, up 17% from $211.5 million in 2003. Merchant processing transaction volume processed for the six months ended June 30, 2004 increased 16% to 2.307 billion transactions from 1.982 billion transactions in 2003. Merchant processing dollar volume processed for the six months ended June 30, 2003 increased 14% to $92.8 billion compared to $81.6 billion in 2003. The increase in transaction volume is primarily due to growth in existing national customers and the addition of new regional merchants. Merchant processing revenue for the six months ended June 30, 2004 versus the comparable 2003 period was higher due primarily to the increased transaction and dollar volumes, strong customer retention, additional revenue resulting from the acquisition of Bridgeview Payment Solutions, and the benefit of rate and pricing changes.

     Revenue from non-card based payments was $6.7 million for the six months ended June 30, 2004, down 17% from 2003 revenue of $8.1 million. This decrease was due primarily to lower revenue from the Company’s Airlines Reporting Corporation contract.

     Operating expenses for the six months ended June 30, 2004 increased 11% to $113.3 million from $101.8 million in 2003 due primarily to increased transaction volume in Merchant Card Services.

     Assessments expense increased 14% to $73.1 million for the six months ended June 30, 2004 from $64.2 million in 2003 due to increased merchant transaction volume.

     General and administrative expenses increased by 34% to $13.4 million for the six months ended June 30, 2004 from $10.1 million in 2003 due to increases in incentive compensation and expenses related to equity-based compensation.

     Depreciation and amortization increased 14% to $11.4 million for the six months ended June 30, 2004 from $10.0 million in 2003 due primarily to increased intangible asset amortization from the acquisition of Best Payment Solutions.

     In May 2003, the Company implemented various initiatives focused on improving the long-term profitability of the Company. In connection with these initiatives, the Company eliminated 48 information technology positions, which resulted in severance for 30 employees. The Company also incurred a loss on the sale of 14 regional sales offices. The Company recorded a charge of $1.3 million in the second quarter of 2003 related to these initiatives. As of June 30, 2004, the Company had $0.3 million remaining in accrued liabilities related to severance and lease commitments.

     Operating profit margin as a percentage of revenue increased to 17% for the six months ended June 30, 2004 from 15% in 2003 due to the items discussed above.

     Net interest income earned on the Company’s cash and cash equivalents for the six months ended June 30, 2004 was $1.3 million, down 19% from $1.7 million for the six months ended June 30, 2003 due to lower average interest rates in 2003, offset partially by higher balances.

     The overall effective tax rate for the six months ended June 30, 2004 was 37.6%, compared to 38.7% for the same period a year ago. This decrease is due to changes in estimated rates for state and local taxes.

     For the six months ended June 30, 2004, minority interest was $1.7 million, up 39% from $1.2 million in 2003. This increase is due to higher earnings from AAMS, which is 70% owned by National Processing.

     Net income increased 34% to $26.4 million for the six months ended June 30, 2004 from $19.6 million in 2003 due to the items discussed above.

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

     Management judgments and estimates are required in determining the income tax provision as well as the balances of deferred tax assets and liabilities. As of June 30, 2004, the Company had net deferred tax assets of $11.3 million. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that certain amounts will not be realized. The Company considers projected future taxable income and tax planning strategies in assessing the need for a valuation allowance. Should the Company determine in the future that all or part of its net deferred tax asset is unrealizable, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Management provides reserves when it appears probable that a taxing authority may take a sustainable position on a matter contrary to the Company’s position. Based on existing levels of pre-tax earnings, management believes that the Company will generate future taxable income above minimum amounts required to realize its deferred tax assets.

Long-Lived Assets

     Long-lived assets, consisting primarily of property and equipment, goodwill, and other intangible assets, comprise a significant portion of the Company’s total assets.

     Property and equipment, net of accumulated depreciation and amortization, totaled $53.5 million as of June 30, 2004, which represented 8% of total assets. Useful lives of property and equipment (which includes internal-use software) are estimated in order to determine the amount of depreciation and amortization expense to be recorded during each reporting period. The useful lives are estimated at the time the assets are acquired based on historical experience with similar assets and current business plans. Based on future events and changes in business plans, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods. These changes could also result in the recognition of an immediate impairment charge to reflect the write-down in the value of the assets. Alternatively, assets may ultimately be used by the Company for longer than their assigned depreciable lives.

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

     Goodwill and other intangible assets, net of accumulated amortization, totaled $153.6 million as of June 30, 2004, which represented 24% of total assets. The Company determines amortization periods for intangible assets based on estimated future cash flows. The Company analyzes goodwill and other intangible assets for impairment on an annual basis or more frequently if events or circumstances warrant. In assessing the recoverability of goodwill and intangible assets, the Company makes estimates regarding future cash flows and assumptions about other factors to determine the fair value. Changes in estimates or the related assumptions may cause the Company to record impairment charges for the related assets.

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

     The Company’s capital expenditures include amounts for computer hardware, external and internally developed software, and improvements to operating facilities. During the six months ended June 30, 2004 and 2003, the Company’s capital expenditures totaled $8.6 million and $3.4 million, respectively. Such expenditures were financed from operating cash flow, which totaled $50.9 million and $63.6 million for the six months ended June 30, 2004 and 2003, respectively. Operating cash flow decreased due to the timing of working capital items, primarily accounts receivable balances.

     On June 9, 2003, the Company acquired Bridgeview Payment Solutions, Inc. from Bridgeview Bank and Trust Company for $32.4 million in cash.

     In February 2004 and March 2003, the Company paid $2.8 million and $2.4 million, respectively, to the minority shareholder of AAMS. These payments represent the pro rata share of earnings due to the minority shareholder for the preceding year.

     On July 12, 2004, the Company and Bank of America entered into an Agreement and Plan of Merger by and among Bank of America Corporation, Monarch Acquisition, Inc. and National Processing, Inc. At the effective time of the merger, Monarch Acquisition, an indirect wholly owned subsidiary of Bank of America, will be merged with and into National Processing. National Processing will continue as the surviving corporation and become an indirect wholly owned subsidiary of Bank of America. At the closing of the merger, each share of National Processing common stock will be converted into the right to receive $26.60 in cash, without interest. The completion of this transaction is subject to the approval of the Company’s shareholders, regulatory approval and other customary conditions and is expected to occur in the fourth quarter of 2004. The Company expects to incur expenses of approximately $10 million related to the merger with Bank of America. These merger-related expenses include investment banking fees, and legal and professional fees. The Company will also pay up to $23 million in cash resulting from accelerated vesting of equity awards and payments under previously existing compensation plans and employment agreements. Under the terms of the merger agreement, the Company must pay a termination fee of $50 million in the event the Company terminates the merger agreement or fails to meet its obligations set forth in the merger agreement. Additionally, upon closing of the merger, pursuant to the Service and Sponsorship Agreement, Bank of America, through the Company has agreed to make a one-time payment of $36 million to NCBK in exchange for NCBK’s agreement to release the Company from its obligation under the Sponsorship Agreement. See Note 9 to the accompanying Consolidated Financial Statements for additional information.

     As the Company does not carry significant amounts of inventory and historically has experienced short collection periods for its accounts receivable, it does not require substantial working capital to support revenue growth. Working capital requirements will vary depending upon future acquisition activity. Increases in working capital needs and future capital expenditures are expected to be financed through operating cash flow and current cash balances. Due to increased transaction volumes in the holiday months, accounts receivable balances are typically higher at year end which typically results in a negative operating cash flow in the fourth quarter.

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

Market Risk of Financial Instruments

     The Company’s primary market risk exposure with regard to financial instruments is to changes in interest rates. As of June 30, 2004, the Company had $291 million in cash and cash equivalents. For the first six months of 2004, NCBK also held an average of approximately $226 million of customer cash balances. The Company retains the incremental interest earned on certain of these funds above what is contractually due to the customers. Interest earned on customer cash balances is included as a component of revenue.

     Because of the short-term nature of these instruments, a sudden change in market interest rates would not impact the fair value of these instruments. The Company’s earnings, however, are impacted by changes in interest rates, with respect to interest on the Company’s cash and cash equivalents and on customer funds maintained by NCBK. At June 30, 2004, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $5 million in annual pre-tax income. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $5 million in annual pre-tax income.

Item 4. Controls and Procedures

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of June 30, 2004 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings (None)

Item 2. Unregistered Sales of Equity Securities (None)

Item 3. Defaults Upon Senior Securities (None)

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2004, at the Annual Shareholders Meeting of the Company, the shareholders took the following actions:

1.	Elected as directors all nominees designated in the proxy statement dated March 19, 2004 as follows:

	Number of Votes
	For	Withheld
Aureliano Gonzalez-Baz	49,340,050	3,451,960
Jon L. Gorney	49,617,978	3,174,032
Preston B. Heller	52,690,781	101,229

Directors whose terms continued after the Annual Shareholders Meeting include: J. Armando Ramirez, Paul G. Clark, Jeffrey P. Gotschall, and Jeffrey D. Kelly.

2.	Approved the Audit Committee’s selection of Ernst & Young LLP as independent auditor for the Company for 2004: 52,781,793 votes cast for, 9,657 votes cast against, and 560 votes abstained.

Item 5. Other Information (None)

Item 6. Exhibits and Reports on Form 8-K:

          The exhibits filed as part of the Form 10-Q for the quarter ended June 30, 2004 are accessible at no cost on the Company’s website at www.npc.net or through the Securities and Exchange Commission’s website at www.sec.gov. Copies of the exhibits may be requested at a cost of $0.30 per page from National Processing’s investor relations department.

EXHIBIT
NUMBER	DESCRIPTION
3.1(i)	Amended Articles of Incorporation of the Company. (A)

3.1(ii)	Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company. (Incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.1	Specimen Certification for the Common Stock, without par value, of the Company. (B)

4.2	Registration Rights Agreement between the Company and National City Corporation, dated July 16, 1996. (B)

4.3	Amended Articles of Incorporation of the Company related to the capital stock of the Company and shareholders’ rights. (A)

EXHIBIT
NUMBER	DESCRIPTION
4.4	Code of Regulations, Amended and Restated, as adopted and in effect on May 16, 2003, of the Company as related to the capital stock of the Company and shareholders’ rights. (Incorporated herein by reference to Exhibit 3.1 (ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	Absolute Net Ground Lease by and between Preston Manor, Inc. and Allied Stores Corporation, dated January 16, 1969. (A)

10.2	Second Amendment to Lease by and between William G. Earley, Plaza Centers, Inc. and First National Bank of Louisville, dated April 15, 1986. (A)

10.3	Sponsorship Agreement between NPC and National City Bank of Kentucky, dated June 30, 1996. (B)

10.4	Administrative Services Agreement between NPC and National City Corporation, dated July 15, 1996. (B)

10.5	Tax Sharing Agreement between the Company and National City Corporation, dated July 17, 1996. (B)

10.6	Employment Agreement and Undertaking of Confidentiality between the Company and Mark Pyke dated March 4, 1996. (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.7	Employment Agreement and Undertaking of Confidentiality between National Processing Company and Thomas A. Wimsett dated December 12, 1997. (Incorporated herein by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.8	Separation Agreement, Release and Waiver between National Processing, Inc. and Thomas A. Wimsett dated September 29, 2002. (Incorporated herein by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.9	Visa® U.S.A. Inc. Guaranty between National Processing, Inc. and Visa® U.S.A. Inc. dated August 6, 2002. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10	National Processing, Inc. 2000 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.11	National Processing Company 1996 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.12	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement. (B) **

10.13	National Processing Company Short-Term Incentive Compensation Plan for Senior Executives, as amended and restated effective November 6, 2003. (Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) **

10.14	National Processing Company Long-Term Incentive Compensation Plan for Senior Officers, as amended and restated effective February 1, 2003. (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) **

10.15	Amendment to Building Lease between National City Bank of Kentucky and NPC, dated July 3, 1996. (B)

10.16	Form of Severance Agreement between the Company and David Fountain. (Incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) **

10.17	Form of Severance Agreement between the Company and Mark D. Pyke and Robert Robins. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.18	Employment Agreement and Undertaking of Confidentiality between the Company and David Fountain dated October 27, 1998. (Incorporated herein by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.19	National Processing, Inc. 2001 Restricted Stock Plan. (Incorporated herein by reference to Exhibit B to National Processing, Inc.’s Proxy Statement on Form 14A #001-11905, dated March 31, 2001) **

10.20	National Processing, Inc.’s U.S. Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.21	National Processing, Inc.’s Mexico Asset Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.22	National Processing, Inc.’s Stock Purchase Agreement, dated July 11, 2001. (Incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.23	Guarantee between National Processing, Inc. and MasterCard® International Incorporated dated May 16, 2003. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

EXHIBIT
NUMBER	DESCRIPTION
10.24	The National City Corporation Savings and Investment Plan, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.33 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.25	The National City Corporation Savings and Investment Plan No. 2, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.34 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.26	Amendment No. 1 to the National City Savings and Investment Plan, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.35 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.27	Amendment No. 1 to the National City Savings and Investment Plan No. 2, as amended and restated effective January 1, 2001. (Incorporated herein by reference to Exhibit 10.36 to National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.28	Agreement and Plan of Merger by and among Bank of America Corporation, Monarch Acquisition, Inc. and National Processing, Inc. dated as of July 12, 2004. (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 13, 2004)

10.29	Service and Sponsorship Agreement between the Company, the successor to the Company and National City Bank of Kentucky. (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 13, 2004)

10.30	Master Referral Agreement by and between Bank of America, N.A. and National City Corporation. (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed July 13, 2004)

10.31	Shareholders Agreement by and among Bank of America Corporation and National City Corporation. (Incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 13, 2004)

10.32	Form of Severance Agreement between the Company and Kelly L. Lanham and Norman M. Martin. **

10.33	Retention Agreement between the Company and Mark D. Pyke dated July 12, 2004. **

10.34	Retention Agreement between the Company and Norman M. Martin dated August 4, 2004.**

14.1	Code of Ethics. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed August 11, 2003)

14.2	Senior Financial Officers Code of Ethics. (Incorporated herein by reference to Exhibit 14.2 to the Company’s Current Report on Form 8-K filed August 11, 2003)

31.1	Chief Executive Officer 302 Certification dated August 6, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

31.2	Chief Financial Officer 302 Certification dated August 6, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

32.1	Chief Executive Officer 906 Certification dated August 6, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2004.

32.2	Chief Financial Officer 906 Certification dated August 6, 2004 for National Processing, Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2004.

(A)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 333-05507) filed on June 7, 1996.

(B)	Exhibit is incorporated herein by reference to the applicable exhibit in the Company’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-05507) filed on July 18, 1996.

**	Represents a management contract or compensatory plan required to be filed pursuant to Item 14 of Form 10-K.

b.	Reports on Form 8-K

          April 15, 2004: On April 15, 2004, the Company issued a news release reporting earnings and including a financial summary for the quarter ended March 31, 2004.

          May 28, 2004: On May 28, 2004, the Company issued a news release announcing that its Board of Directors is reviewing the Company’s various strategic alternatives.

          July 13, 2004: On July 13, 2004, the Company and Bank of America announced a definitive agreement had been reached for Bank of America to purchase all outstanding shares of the Company.

          July 16, 2004: On July 16, 2004, the Company issued a news release reporting earnings and including a financial summary for the quarter and six months ended June 30, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROCESSING, INC.

Date: August 6, 2004	By: /s/ Jon L. Gorney

Jon L. Gorney
Chairman and Chief Executive Officer
(Duly Authorized Signer)

/s/ David E. Fountain

David E. Fountain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Kelly L. Lanham

Kelly L. Lanham
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)